Form 10-Q
period 2019-09-30
Bogota Financial Corp.
filed 2019-12-23
CIK 1787414

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-233680

Bogota Financial Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-3501231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

819 Teaneck Road Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

(201) 862-0660

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 20, 2019, there were no shares issued and outstanding of the registrant’s common stock.

Bogota Financial Corp.

Form 10-Q

i

EXPLANATORY NOTE

Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank in connection with the reorganization of Bogota Savings Bank and its mutual holding company, Bogota Financial, MHC, into the two-tier mutual holding company structure. As of September 30, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Bogota Savings Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Savings Bank at and for the year ended December 31, 2018 contained in the Company’s definitive prospectus dated November 12, 2019 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 18, 2019.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BOGOTA SAVINGS BANK

CONSOLDIATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and due from banks	$7,045,570	$5,744,106
Interest-bearing deposits in other banks	25,721,781	18,773,496

Cash and cash equivalents	32,767,351	24,517,602
Securities available for sale	11,946,633	13,599,806
Securities held to maturity (fair value of $52,979,846 and $68,802,922, respectively)	52,479,688	70,048,579
Loans, net of allowance of $2,016,175 and $1,976,175, respectively	536,543,577	526,669,660
Premises and equipment, net	4,155,682	4,656,903
Federal Home Loan Bank (FHLB) stock	6,208,500	4,684,300
Accrued interest receivable	1,972,360	1,946,768
Bank owned life insurance	17,309,247	17,004,105
Other assets	2,249,153	1,880,815

Total Assets	$665,632,191	$665,008,538

Liabilities and Equity
Liabilities
Non-interest bearing	$13,002,497	$12,500,091
Interest bearing	461,352,333	497,793,237

Total Deposits	474,354,830	510,293,328
FHLB advances	108,898,206	74,638,690
Advance payments by borrowers for taxes and insurance	4,556,900	4,332,611
Other liabilities	3,688,188	3,266,141

Total liabilities	591,498,124	592,530,770

Equity
Retained earnings	74,504,703	72,794,887
Accumulated other comprehensive loss	(370,636)	(317,119)

Total equity	74,134,067	72,477,768

Total liabilities and equity	$665,632,191	$665,008,538

See accompanying notes to unaudited consolidated financial statements.

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Interest income
Loans	$5,136,299	$4,763,057	$15,147,160	$14,363,997
Securities
Taxable	441,557	489,299	1,383,258	1,378,028
Tax-exempt	11,836	39,267	77,787	79,186
Other interest-earning assets	215,048	222,543	659,842	615,234

Total interest income	5,804,740	5,514,166	17,268,047	16,436,445

Interest expense
Deposits	2,485,223	1,969,616	7,433,088	5,352,228
FHLB advances	568,740	288,262	1,487,479	884,325

Total interest expense	3,053,963	2,257,878	8,920,567	6,236,553

Net interest income	2,750,777	3,256,288	8,347,480	10,199,892
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,750,777	3,256,288	8,347,480	10,199,892

Non-interest income
Fees and service charges	25,447	19,970	85,887	97,723
Bank owned life insurance	102,880	114,386	305,142	344,440
Other	3,885	7,435	20,860	30,008

Total non-interest income	132,212	141,791	411,889	472,171

Non-interest expense
Salaries and employee benefits	1,229,834	1,148,288	3,704,454	3,407,577
Occupancy and equipment	162,945	168,272	513,517	526,071
FDIC insurance assessment	14,161	52,682	75,296	146,574
Data processing	83,915	218,637	820,958	658,044
Advertising	65,000	60,000	185,000	180,000
Director fees	160,651	165,557	498,596	506,442
Professional fees	85,500	53,000	208,000	176,000
Other	136,762	218,125	554,078	608,348

Total non-interest expense	1,938,768	2,084,561	6,559,899	6,209,056

Income before income taxes	944,221	1,313,518	2,199,470	4,463,007
Income tax expense	273,207	374,596	558,367	1,175,006

Net income	$671,014	$938,922	$1,641,103	$3,288,001

See accompanying notes to unaudited consolidated financial statements.

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net income	$671,014	$938,922	$1,641,103	$3,288,001
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding (loss) gain arising during the period	(16,035)	(6,864)	41,227	(73,538)
Tax effect, income (benefit) tax expense	4,508	1,930	(11,589)	20,672

Net of tax	(11,527)	(4,934)	29,638	(52,866)

Defined benefit retirement plans:
Net gain arising during the period including changes in assumptions	—	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	(20,058)	—	(20,058)	—
Tax effect, income tax benefit	5,616	—	5,616	—

Net of tax	(14,442)	—	(14,442)	—

Total other comprehensive income (loss)	(25,969)	(4,934)	15,196	(52,866)

Comprehensive income	$645,046	$933,988	$1,656,299	$3,235,135

See accompanying notes to unaudited consolidated financial statements.

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF EQUITY

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance January 1, 2019	$72,794,887	$(317,119)	$72,477,768
Net Income	361,818	—	361,818
Other comprehensive income	—	13,201	13,201
Reclassification of the stranded tax effects from the enactment of the Tax Cuts and Jobs Act	68,713	(68,713)	—

Balance March 31, 2019 (unaudited)	$73,225,418	$(372,631)	$72,852,787

Balance April 1, 2019	73,225,418	(372,631)	72,852,787
Net Income	608,271	—	608,271
Other comprehensive income	—	27,965	27,965

Balance June 30, 2019 (unaudited)	$73,833,689	$(344,666)	$73,489,023

Balance July 1, 2019	73,833,689	(344,666)	73,489,023
Net Income	671,014	—	671,014
Other comprehensive income	—	(25,970)	(25,970)

Balance September 30, 2019 (unaudited)	$74,504,703	$(370,636)	$74,134,067

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance January 1, 2018	$68,658,210	$(349,721)	$68,308,489
Net Income	1,244,876	—	1,244,876
Other comprehensive income	—	(37,137)	(37,137)

Balance March 31, 2018 (unaudited)	$69,903,086	$(386,858)	$69,516,228

Balance April 1, 2018	69,903,086	(386,858)	69,516,228
Net Income	1,104,203	—	1,104,203
Other comprehensive income	—	(10,765)	(10,765)

Balance June 30, 2018 (unaudited)	$71,007,289	$(397,653)	$70,609,636

Balance July 1, 2018	71,007,289	(397,653)	70,609,636
Net Income	938,922	—	938,922
Other comprehensive income	—	(4,935)	(4,935)

Balance September 30, 2018 (unaudited)	$71,946,211	$(402,588)	$71,543,623

See accompanying notes to unaudited consolidated financial statements.

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net income	$1,641,103	$3,288,001
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	227,638	234,451
Amortization of deferred loan fees	306,297	367,973
Amortization of premiums and accretion of discounts on securities, net	105,269	159,510
Deferred income tax benefit	4,255	20,812
Increase in cash surrender value of bank owned life insurance	(305,142)	(344,440)
Changes in:
Accrued interest receivable	(25,592)	(159,144)
Net changes in other assets	(77,280)	(794,983)
Net changes in other liabilities	424,281	567,140

Net cash provided by operating activities	2,300,829	3,339,320
Cash flows from investing activities
Purchases of securities available for sale	(497,500)	(4,030,000)
Purchases of securities held to maturity	(2,051,895)	(16,185,517)
Maturities, calls, and repayments of securities available for sale	2,179,766	1,760,280
Maturities, calls, and repayments of securities held to maturity	19,527,652	6,526,169
Net (increase) decrease in loans	(10,180,214)	12,905,793
Purchases of premises and equipment	(49,996)	(576,047)
Purchase of FHLB Stock	(4,195,300)	(1,012,903)
Redemption of FHLB stock	2,671,100	2,258,903

Net cash provided by investing activities	7,403,613	1,646,678
Cash flows from financing activities
Net (decrease) increase in deposits	(35,938,498)	25,140,183
Net (decrease) increase in short-term FHLB advances	(40,000,000)	3,500,000
Proceeds from long-term FHLB non-repo advances	77,000,000	—
Repayments of long-term FHLB non-repo advances	(2,740,484)	(23,875,086)
Repayments of long-term FHLB repo advances	—	(7,000,000)
Net increase in advance payments from borrowers for taxes and insurance	224,289	1,170,582

Net cash used in financing activities	(1,454,693)	(1,064,321)

Net increase in cash and cash equivalents	8,249,749	3,921,677
Cash and cash equivalents at beginning of year.	24,517,602	22,558,312

Cash and cash equivalents at September 30.	$32,767,351	$26,479,989

Supplemental cash flow information
Income taxes paid	$603,000	$2,130,000
Interest paid	$8,920,567	$6,236,553

See accompanying notes to unaudited consolidated financial statements.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include the accounts of Bogota Savings Bank (the “Bank”) and its wholly-owned subsidiaries, Bogota Securities Corp. and Bogota Properties, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Bogota Securities Corp. was formed on August 14, 2014 for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at September 30, 2019 and December 31, 2018.

The Bank generally grants residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions effect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Article 10 of Regulation S-X of the Exchange Act. These financial statements include the accounts of the Bank and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation. Amounts in the prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included.. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Newly Issued, Not Yet Effective Accounting Pronouncements: In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for the bank for years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Once effective, the standard will be applied using a modified retrospective transition method. The Bank is currently assessing the impact this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The amendments are effective for the bank for fiscal years beginning after December 15, 2022 and interim periods within fiscal years beginning after December 15, 2022. The Bank is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

Adopted effective Accounting Pronouncements: In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement- Reporting Comprehensive Income. Deferred tax assets (“DTAs”) related to defined pension benefit plans and securities available for sale that were revalued as of December 31, 2017 created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”).

Existing GAAP required recognition of the tax rate change effects on the DTA revaluation as an adjustment to income tax expense. As a result the AOCI contained the stranded amounts from prior periods at the previous tax rate. ASU 2018-12 permits the reclassification of the stranded amounts from AOCI to retained earnings resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying GAAP guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. The Bank adopted this standard as of January 1, 2019, which resulted in a reclassification of $68,713 between retained earnings and accumulated other comprehensive loss.

On January 1, 2019, the Bank adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent amendments to the ASU (collectively, “ASU 606”), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The majority of the Bank’s revenues come from interest income and other sources, including loans and securities, that are outside the scope of ASC 606. The Bank’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Bank satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deposits. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. The Bank adopted the new revenue guidance using the modified retrospective approach. There was no significant change upon adoption of the standard, as the new standard did not materially change the way the Bank currently records revenue and as such, no cumulative effect adjustment was recorded.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019 (unaudited)
Corporate bonds due in:
One through five years	$5,526,043	$28,396	$(6,244)	$5,548,195
Five through ten years	350,000	—	(1,300)	348,700
MBSs – residential	5,919,166	130,572	—	6,049,738

Total	$11,795,209	$158,968	$(7,544)	$11,946,633

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate bonds due in:
One through five years	$5,311,813	$15,700	$(34,519)	$5,292,994
Five through ten years	1,345,749	6,865	(22,290)	1,330,324
MBSs – residential	6,832,048	160,222	(15,782)	6,976,488

Total	$13,489,610	$182,787	$(72,591)	$13,599,806

MBSs include Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities, all of which are U.S. government sponsored agencies.

There were no sales of securities during the three months and nine months ended September 30, 2019 and September 30, 2018.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The age of unrealized losses and the fair value of related securities as of September 30, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019 (unaudited)
Corporate bonds	$348,700	$(1,300)	$1,003,417	$(6,244)	$1,352,117	$(7,544)
MBSs – residential	—	—	—	—	—	—

Total	$348,700	$(1,300)	$1,003,417	$(6,244)	$1,352,117	$(7,544)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Corporate bonds	$3,968,269	$(56,809)	$—	$—	$3,968,269	$(56,809)
MBSs – residential	875,258	(15,782)	—	—	875,258	(15,782)

Total	$4,843,527	$(72,591)	$—	$—	$4,843,527	$(72,591)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. At September 30, 2019 and December 31, 2018, 100% of the MBSs were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these MBSs and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, securities available for sale with a carrying amount of $0 and $1,208,934, respectively, were pledged to secure repurchase agreements at the FHLB (see Note 7). At September 30, 2019 and December 31, 2018, securities available for sale with a carrying value of $278,281 and $331,270, respectively, were pledged to secure public deposits.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2019 (unaudited)
U.S. Government-sponsored agencies due in:
One through five years	$7,449,513	$—	$(28,413)	$7,421,100
Corporate bonds due in:
Five through ten years	5,436,849	159,730	—	5,596,579
Municipal obligations due in:
One through five years	2,290,855	18,665	—	2,309,520
MBSs:
Residential	12,381,566	121,268	(39,793)	12,463,041
Commercial	24,920,905	288,567	(19,866)	25,189,606

Total	$52,479,688	$588,230	$(88,072)	$52,979,846

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
U.S. Government-sponsored agencies due in:
One through five years	$17,673,603	$—	$(191,118)	$17,482,485
Corporate bonds due in:
Five through ten years	4,004,426	18,319	(61,593)	3,961,152
Municipal obligations due in:
One through five years	8,135,032	—	(32,581)	8,102,451
MBSs:
Residential	14,804,434	57,105	(301,650)	14,559,889
Commercial	25,431,084	6,649	(740,788)	24,696,945

Total	$70,048,579	$82,073	$(1,327,730)	$68,802,922

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

MBSs include FHLMC, FNMA and GNMA securities, all of which are U.S. government sponsored agencies.

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2019 (unaudited)
U.S. Government-sponsored agencies	$—	$—	$7,421,100	$(28,413)	$7,421,100	$(28,413)
MBSs – residential	2,682,615	(8,508)	1,622,831	(31,285)	4,305,446	(39,793)
MBSs – commercial	4,022,507	(19,866)	—	—	4,022,507	(19,866)

Total	$6,705,122	$(28,374)	$9,043,931	$(59,698)	$15,749,053	$(88,072)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2018
U.S. Government-sponsored agencies	$7,218,382	$(5,891)	$10,264,103	$(185,227)	$17,482,485	$(191,118)
Corporate bonds	—	—	1,438,407	(61,593)	1,438,407	(61,593)
Municipal obligations	6,686,311	(10,842)	1,416,140	(21,739)	8,102,451	(32,581)
MBSs – residential	1,289,961	(8,679)	10,429,486	(292,971)	11,719,447	(301,650)
MBSs – commercial	1,826,592	(12,427)	21,257,626	(728,361)	23,084,218	(740,788)

Total	$17,021,246	$(37,839)	$44,805,762	$(1,289,891)	$61,827,008	$(1,327,730)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

At September 30, 2019 and December 31, 2018, securities held to maturity with a carrying amount of $14,596,888 and $23,058,995, respectively, were pledged to secure repurchase agreements at the FHLBNY (see Note 7).

At September 30, 2019 and December 31, 2018, securities held to maturity with a carrying value of $4,098,846 and $23,789,123, respectively were pledged to secure public deposits.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS

Loans are summarized as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Real estate:
Residential	$384,759,708	$376,304,160
Commercial and multi-family real estate	123,121,421	123,220,556
Construction	1,110,157	2,338,647
Commercial and industrial	2,379,584	1,267,313
Consumer:
Home equity and other	27,188,882	25,515,159

Total loans	538,559,752	528,645,835
Allowance for loan losses	(2,016,175)	(1,976,175)

Net loans	$536,543,577	$526,669,660

The Bank has granted loans to officers and directors of the Bank. At September 30, 2019 and December 31, 2018, such loans totaled approximately $787,420 and $809,956, respectively.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2019 and 2018.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Three months
September 30, 2019 (unaudited)
Allowance for loan losses:
Beginning balance	$1,300,675	$600,000	$12,500	$94,000	$9,000	$2,016,175
Provision for loan losses (credit)	37,400	(38,000)	500	100	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,338,075	$562,000	$13,000	$94,100	$9,000	$2,016,175

September 30, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$1,322,175	$551,000	$12,000	$91,000	$—	$1,976,175
Provision for loan losses (credit)	17,400	(23,900)	1,600	(100)	5,000	—
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,339,575	$527,100	$13,600	$90,900	$5,000	$1,976,175

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Nine months
September 30, 2019 (unaudited)
Allowance for loan losses:
Beginning balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175
Provision for loan losses (credit)	31,900	(45,000)	4,000	5,100	4,000	—
Loans charged off	—	—	—	—	—	—
Recoveries	40,000	—	—	—	—	40,000

Total ending allowance balance	$1,338,075	$562,000	$13,000	$94,100	$9,000	$2,016,175

September 30, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$1,248,400	$620,775	$12,000	$95,000	$—	$1,976,175
Provision for loan losses (credit)	91,175	(93,675)	1,600	(4,100)	5,000	—
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,339,575	$527,100	$13,600	$90,900	$5,000	$1,976,175

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of September 30, 2019 and December 31, 2018:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
September 30, 2019 (unaudited)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,338,075	562,000	13,000	94,100	9,000	2,016,175

Total ending allowance balance	$1,338,075	$562,000	$13,000	$94,100	$9,000	$2,016,175

Loans:
Loans individually evaluated for impairment	$1,196,462	$—	$—	$41,883	$—	$1,238,345
Loans collectively evaluated for impairment	383,563,246	123,121,421	1,110,157	27,146,999	2,379,584	537,321,407

Total ending loan balance	$384,759,708	$123,121,421	$1,110,157	$27,188,882	$2,379,584	$538,559,752

December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,266,175	607,000	9,000	89,000	5,000	1,976,175

Total ending allowance balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175

Loans:
Loans individually evaluated for impairment	$1,186,317	$—	$—	$22,152	$—	$1,208,469
Loans collectively evaluated for impairment	375,117,843	123,220,556	2,338,647	25,493,007	1,267,313	527,437,366

Total ending loan balance	$376,304,160	$123,220,556	$2,338,647	$25,515,159	$1,267,313	$528,645,835

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018, were as follows:

	As of September 30, 2019	As of December 31, 2018
	(unaudited)
Year-end loans with no related allowance recorded	$1,238,345	$1,208,469
Year-end loans with an allowance recorded	—	—

Total	$1,238,345	$1,208,469

Amount of the allowance for loan losses allocated	$—	$—
Average of individually impaired loans during the year	1,228,146	1,899,786

Interest income recognized during impairment and cash-basis interest income recognized for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018 was nominal.

The Bank has five residential loans totaling $995,751 that were troubled debt restructurings (“TDRs”) as of September 30, 2019, with no specific reserves. The Bank had five residential loans totaling $1,020,987 that were TDRs as of December 31, 2018, with no specific reserves. The Bank has not committed to lend additional amounts as of September 30, 2019 and December 31, 2018 to customers with outstanding loans that are classified as TDRs. There were no loans modified as TDRs during the nine month periods ended September 30, 2019 or 2018. There were no TDRs and four TDRs in payment default within twelve months following the modification during the nine months ended September 30, 2019 and 2018.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
September 30, 2019 (unaudited)
Residential	$515,311	$—
Commercial and multi-family	—	—
Consumer	41,884	—

Total	$557,195	$—

December 31, 2018
Residential	$959,232	$—
Commercial and multi-family	—	—
Consumer	22,152	—

Total	$981,384	$—

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2019 (unaudited)
Residential	$—	$119,139	$515,311	$634,450	$384,125,258	$384,759,708
Commercial and multi-family	—	—	—	—	123,121,421	123,121,421
Construction	—	—	—	—	1,110,157	1,110,157
Commercial and industrial	—	—	—	—	2,379,584	2,379,584
Consumer	19,732	—	22,152	41,884	27,146,998	27,188,882

Total	$19,732	$119,139	$537,463	$676,334	$537,883,418	$538,559,752

December 31, 2018
Residential	$388,611	$—	$636,612	$1,025,223	$375,278,937	$376,304,160
Commercial and multi-family	—	—	—	—	123,220,556	123,220,556
Construction	—	—	—	—	2,338,647	2,338,647
Commercial and industrial	—	—	—	—	1,267,313	1,267,313
Consumer	—	—	22,152	22,152	25,493,007	25,515,159

Total	$388,611	$—	$658,764	$1,047,375	$527,598,460	$528,645,835

Loans greater than 89 days past due are considered to be nonperforming.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. Commercial and multi-family real estate, commercial and industrial and construction loans are graded on an annual basis. Residential and consumer loans are primarily evaluated based on performance. Refer to the immediately preceding table for the aging of the recorded investment of these loan segments. The Bank uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2019 (unaudited)
Residential	$383,350,805	$268,566	$1,140,337	$—	$384,759,708
Commercial and multi-family	121,683,131	1,259,720	178,570	—	123,121,421
Construction	1,110,157	—	—	—	1,110,157
Commercial and industrial	2,379,584	—	—	—	2,379,584
Consumer	27,188,882	22,152	58,132	—	27,188,882

Total	$535,632,275	$1,550,438	$1,377,039	$—	$538,559,752

December 31, 2018
Residential	$375,117,843	$271,475	$914,842	$—	$376,304,160
Commercial and multi-family	121,756,420	1,464,136	—	—	123,220,556
Construction	2,338,647	—	—	—	2,338,647
Commercial and industrial	1,267,313	—	—	—	1,267,313
Consumer	25,451,080	64,079	—	—	25,515,159

Total	$525,931,303	$1,799,690	$914,842	$—	$528,645,835

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 and was fully phased in on January 1, 2019. These rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets. The capital conservation buffer for 2019 is 2.5%, and for 2018 was 1.875%. The Bank has the following minimum capital to risk-weighted assets ratios: (i) 6.5% based on common equity tier 1 capital; (ii) 8.0% based on tier 1 capital; and (iii) 10.0% based on total capital. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2019, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019 and at December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2019 and December 31, 2018.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019 (unaudited):
Total capital to risk weighted assets	$76,520	18.47%	$33,142	8.00%	$41,428	10.00%
Tier 1 (Core) capital	74,505	17.98	24,857	6.00	33,142	8.00
Tier 1 Common Equity to risk weighted assets	74,505	17.98	18,643	4.50	26,928	6.50
Tier 1 (Core) capital to average assets	74,505	11.26	16,571	4.00	20,714	5.00
December 31, 2018:
Total capital to risk weighted assets	$74,770	18.34%	$32,620	8.00%	$40,776	10.00%
Tier 1 (Core) capital	72,794	17.85	24,465	6.00	32,620	8.00
Tier 1 Common Equity to risk weighted assets	72,794	17.85	18,349	4.50	26,504	6.50
Tier 1 (Core) capital to average assets	72,794	11.19	26,022	4.00	32,528	5.00

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of these instruments reflect the extent of involvement the Bank has in those particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Fixed Rate	(unaudited)
Residential mortgage loans	$9,597,592	$1,916,750
Commercial real estate	3,862,500	1,228,000
Commercial and industrial	3,991,844	5,000,000
Home equity	888,000	—

Total	$18,339,936	$8,144,750

	September 30, 2019	December 31, 2018
Variable Rate	(unaudited)
Residential mortgage loans	$3,651,750	$1,912,000
Construction (residential)	—	—
Home equity	209,300	750,000

Total	$3,861,050	$2,662,000

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.25% to 6.00% and maturities ranging from 10 years to 30 years.

At September 30, 2019 and December 31, 2018, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $40,598,165 and $38,489,682, respectively. At September 30, 2019 and December 31, 2018, undisbursed funds from approved lines of credit under a business line of credit program amounted to $423,590 and $727,696, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $9,629 and $9,000 for the three months ended September 30, 2019 and 2018, respectively. Rent expense was $27,839 and $27,000 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 7 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a bank’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The Bank’s available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The securities available-for-sale portfolio consists of corporate bonds and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019 (unaudited)
Securities available for sale:
Corporate bonds	$5,896,895	$—	$5,896,895	$—
MBSs - residential	6,049,738	—	6,049,738	—

	$11,946,633	$—	$11,946,633	$—

As of December 31, 2018
Securities available for sale:
Corporate bonds	$6,623,318	$—	$6,623,318	$—
MBSs - residential	6,976,488	—	6,976,488	—

	$13,599,806	$—	$13,599,806	$—

There were no transfers between level 1 and level 2 during the three and nine months ended September 30, 2019 and 2018.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2019 and December 31, 2018, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Financial instruments - assets
Cash and due from banks	$7,046	$7,046	$7,046	$—	$—
Interest – bearing deposits in other	25,722	25,722	25,722	—	—
Investment securities held-to-maturity	52,480	52,980	—	52,980	—
Loans	536,544	538,842	—	—	538,842
Accrued interest receivable	1,972	1,972		305	1,667
Financial instruments - liabilities
Certificates of deposit	383,170	383,630	—	383,630	—
Borrowings	108,898	108,752	—	108,752	—
Accrued interest payable	525	525		525

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2018
Financial instruments - assets
Cash and due from banks	$5,744	$5,744	$5,744	$—	$—
Interest – bearing deposits in other	18,773	18,773	18,773	—	—
Investment securities held-to-maturity	70,049	68,803	—	68,803	—
Loans	526,670	519,261	—	—	519,261
Accrues interest receivable	1,947	1,947		388	1,559
Financial instruments - liabilities
Certificates of deposit	385,597	384,346	—	384,346	—
Borrowings	74,639	74,450	—	74,450	—
Accrued interest payable	568	568		568

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of FHLB advances is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) as of the three and nine months ended September 30, 2019 and 2018 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three Months
September 30, 2019 (unaudited)
Beginning balance at July 1, 2019	$120,386	$(465,052)	$(344,666)
Other comprehensive gain (loss)	(11,528)	(14,442)	(25,970)

Amounts reclassified	—	—	—

Net period comprehensive income	(11,528)	(14,442)	(25,970)

Ending balance	$108,858	$(479,494)	$(370,636)

September 30, 2018 (unaudited)
Beginning balance at July 1, 2018	$96,689	$(494,342)	$(397,653)
Other comprehensive (loss) gain before reclassification	(4,935)	—	(4,935)
Amounts reclassified	—	—	—

Net period comprehensive income	(4,935)	—	(4,935)

Ending balance	$91,754	$(494,342)	$(402,588)

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Nine months
September 30, 2019 (unaudited)
Beginning balance at January 1, 2019	$50,561	$(367,680)	$(317,119)
Reclassification of stranded tax effects	28,659	(97,372)	(68,713)

Beginning balance at January 1, 2019, as adjusted	79,222	(465,052)	(385,830)
Other comprehensive gain (loss)	29,636	(14,442)	15,194

Ending balance	$108,858	$(479,494)	$(370,636)

September 30, 2018 (unaudited)
Beginning balance at January 1, 2018	$144,621	$(494,342)	$(349,721)
Other comprehensive (loss) gain before reclassification	(52,867)	—	(52,867)
Amounts reclassified	—	—	—

Net period comprehensive income	(52,867)	—	(52,867)

Ending balance	$91,754	$(494,342)	$(402,588)

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 — PLAN OF MUTUAL HOLDING REORGANIZATION AND MINORITY STOCK ISSUANCE

On September 9, 2019, the Board of Directors of the Bank adopted a Plan of Mutual Holding Company Reorganization and Minority Stock Issuance (the “Plan”). The Plan, which has received regulatory approval, must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting depositors of the Bank at a special meeting. Pursuant to the Plan, the Bank proposes to reorganize into a mutual holding company form of ownership. The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company, which will be named Bogota Financial Corp. Pursuant to the Plan, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which intends to purchase 3.92% of the common stock of the new holding company to be outstanding upon the completion of the reorganization and stock issuance. Bogota Financial Corp. has been organized as a corporation under the laws of the State of Maryland and has offered 45% of its common stock to be outstanding to the Bank’s eligible depositors, the ESOP, a community foundation and certain other persons. Bogota Financial, MHC will be organized as a mutual holding company under the laws of the State of New Jersey and will own 55% of the common stock of Bogota Financial Corp. to be outstanding upon completion of the reorganization and stock issuance.

The costs of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. As of September 30, 2019, $465,634 in reorganization costs had been incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and for the three and nine months ended September 30, 2019 is intended to assist in understanding the financial condition and results of operations of Bogota Savings Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;

•

our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the unaudited consolidated financial statements included Item 1 of this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the relevant balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance. Management reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has specific and general components. The specific component relates to loans that are deemed to be impaired and classified as special mention, substandard, doubtful, or loss. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results. See Note 1 to the Notes to the consolidated financial statements for a complete discussion of the allowance for loan losses.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets increased $623,000, or 0.1%, to $665.6 million at September 30, 2019 from $665.0 million at December 31, 2018. The increase was primarily due to a $9.9 million, or 1.9%, increase in loans and an $8.2 million, or 33.7%, increase in cash and cash equivalents, offset by a $17.6 million, or 25.1%, decrease in securities held-to-maturity.

Cash and Cash Equivalents. Total cash and cash equivalents increased $8.2 million, or 33.7%, to $32.8 million at September 30, 2019 from $24.5 million at December 31, 2018. This increase resulted from proceeds from maturing securities.

Securities Available for Sale. Total securities available for sale decreased $1.7 million, or 12.2%, to $11.9 million at September 30, 2019 from $13.6 million. The decrease was due to maturities resulting in a decrease of $913,000 in mortgage-backed securities and a decrease of $773,000 in corporate bonds.

Securities Held to Maturity. Total securities held to maturity decreased $17.6 million, or 25.1%, to $52.5 million at September 30, 2019 from $70.0 million at December 31, 2018, primarily due to maturity of securities. The decrease was primarily due to a $10.2 million decrease in U.S. government agency obligations, a $5.8 million decrease in municipal securities and a $2.9 million decrease in mortgage-backed securities, offset by a $1.4 million increase in corporate bonds.

Net Loans. Net loans increased $9.9 million, or 1.9%, to $536.5 million at September 30, 2019 from $526.7 million at December 31, 2018. The increase was due to a $8.5 million, or 2.3%, increase in one- to four-family residential mortgage loans to $384.8 million at September 30, 2019 from $376.3 million at December 31, 2018, an increase of $1.1 million or 87.8% in commercial and industrial loans to $2.4 million st September 30, 2019 from $1.3 million as of December 31, 2018, an increase of $1.7 million, or 6.6%, in consumer loans to $27.2 million at September 30, 2019 from $25.5 million at December 31, 2018, partially offset by a $100,000, or 0.1%, decrease in commercial real estate and multi-family loans, to $123.1 million at September 30, 2019 from $123.2 million at December 31, 2018. The increase in one- to four-family residential real estate loans was due to the purchase of $12.9 million of such loans in the first nine months of 2019. The increase in consumer loans reflects an increase in home equity loans. The decrease in commercial real estate and multi-family loans resulted from prepayments of multi-family and commercial real estate loans exceeding originations on new loans.

Deposits. Total deposits decreased $35.9 million, or 7.0%, to $474.4 million at September 30, 2019 from $510.3 million at December 31, 2018. The decrease in deposits reflected a decrease in NOW and money market accounts of $32.3 million, or 40.0%, to $48.4 million at September 30, 2019 from $80.7 million at December 31, 2018, a $1.7 million, or 5.4%, decrease in savings accounts to $29.8 million at September 30, 2019 from $31.5 million at December 31, 2018 and a $2.4 million, or 0.6%, decrease in certificates of deposit from $385.6 million at December 31, 2018 to $383.2 million at September 30, 2019. The decrease in NOW and money market accounts resulted from the withdrawal of a large deposit by a local municipality. The decrease in savings accounts reflected strong competition and pricing in the market. The decrease in certificates of deposit reflected runoff of special promotions certificates that did not renew with the Bank. At September 30, 2019, municipal deposits totaled $29.4 million, which represented 6.2% of total deposits, and brokered deposits totaled $54.1 million, which represented 11.4% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $34.3 million, or 45.9%, to $108.9 million at September 30, 2019 from $74.6 million at December 31, 2018, as we used borrowings to fund loan growth and replace deposit outflow. The weighted average rate of borrowings was 2.27% and 2.51% as of September 30, 2019 and December 31, 2018 respectively.

Total Equity. Total equity increased $1.6 million, or 2.3%, to $74.1 million at September 30, 2019 from $72.5 million at December 31, 2018. The increase was primarily due to net income of $1.6 million for the nine months ended September 30, 2019.

Average Balance Sheets and Related Yields and Rates

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost (3)	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$24,857	$142	2.26%	$30,595	$152	1.97%
Loans	537,490	5,136	3.81%	505,566	4,763	3.76%
Securities	65,389	453	2.77%	86,681	529	2.44%
Other interest-earning assets	6,153	74	4.78%	3,941	70	7.14%

Total interest-earning assets	633,889	5,805	3.65%	626,783	5,514	3.51%
Non-interest-earning assets	29,816			29,405

Total assets	$663,705			$656,188

Liabilities and equity:
NOW and money market accounts	$48,451	$150	1.23%	$88,067	$214	0.96%
Savings accounts	29,492	18	0.24%	34,403	22	0.25%
Certificates of deposit	381,636	2,317	2.41%	386,392	1,734	1.78%

Total interest-bearing deposits	459,579	2,485	2.15%	508,862	1,970	1.54%
Federal Home Loan Bank advances	106,066	569	2.13%	57,029	288	2.01%

Total interest-bearing liabilities	565,645	3,054	2.14%	565,891	2,258	1.58%

Non-interest-bearing deposits	12,772			11,997
Other non-interest-bearing liabilities	11,364			7,069

Total liabilities	589,781			584,957
Total equity	73,924			71,231

Total liabilities and equity	$663,705			$656,188

Net interest income		$2,751			$3,256

Interest rate spread (1)			1.51%			1.93%
Net interest margin (2)			1.74%			2.08%
Average interest-earning assets to average interest-bearing liabilities	112%			116%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$23,619	$438	2.48%	$27,938	$371	1.77%
Loans	533,193	15,147	3.79%	508,157	14,364	3.77%
Securities	74,225	1,461	2.62%	83,892	1,457	2.32%
Other interest-earning assets	4,950	222	5.97%	4,390	245	7.42%

Total interest-earning assets	635,987	17,268	3.62%	624,377	16,437	3.52%
Non-interest-earning assets	27,398			28,043

Total assets	$663,385			$652,420

Interest-earning liabilities:
NOW and money market accounts	$64,952	$630	1.30%	$91,060	$599	0.88%
Savings accounts	30,020	58	0.26%	35,209	67	0.25%
Certificates of deposit	395,252	6,745	2.28%	372,102	4,687	1.68%

Total interest-bearing deposits	490,224	7,433	2.03%	498,371	5,353	1.44%
Federal Home Loan Bank advances	79,342	1,488	2.51%	66,693	884	1.77%
Other non-interest-bearing liabilities	—	—	—%	—	—	—%

Total liabilities	569,566	8,921	2.09%	565,064	6,237	1.48%

Non-interest-bearing deposits	13,150			10,840
Other non-interest-bearing liabilities	7,710			6,536

Total liabilities	590,426			582,440
Total equity	72,959			69,980

Total liabilities and equity	$663,385			$652,420

Net interest income		$8,347			$10,200

Interest rate spread (1)			1.53%			2.04%
Net interest margin (2)			1.75%			2.18%
Average interest-earning assets to average interest-bearing liabilities	112%			110%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$(130)	$119	$(11)	$(107)	$174	$67
Loans receivable	1,128	(755)	373	949	(166)	783
Securities	(519)	448	(71)	(254)	258	4

Total interest-earning assets	479	(188)	291	588	266	854

Interest expense:
NOW and money market accounts	(487)	424	(63)	(339)	370	31
Savings accounts	(12)	8	(4)	(13)	4	(9)
Certificates of deposit	(115)	697	582	528	1,530	2,058
Federal Home Loan Bank advances	1,044	(763)	281	317	286	603

Total interest-bearing liabilities	430	366	796	493	2,190	2,683

Net increase (decrease) in net interest income	$49	$(554)	$(505)	$95	$(1,924)	$(1,829)

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General. Net income decreased by $268,000 or 28.5%, to $671,000 for the three months ended September 30, 2019 from $939,000 for the three months ended September 30, 2018, offset by a $146,000 decrease in non-interest expenses and a $102,000 decrease in income tax expense. The decrease was primarily due to a $505,000 decrease in net interest income.

Interest Income. Interest income increased $291,000, or 5.3%, to $5.8 million for the three months ended September 30, 2019 from $5.5 million for the three months ended September 30, 2018. The increase reflected a $31.9 million increase in the average balance of loans and a 14 basis points increase in the average yield on interest-earning assets to 3.65% for the three months ended September 30, 2019 from 3.51% for the three months ended September 30, 2018.

Interest income on loans increased $373,000, or 7.84%, to $5.1 million for the three months ended September 30, 2019 from $4.8 million for the three months ended September 30, 2018. Interest income on loans increased due to a $31.9 million increase in the average balance of loans to $537.5 million for the three months ended September 30, 2019 from $505.6 million for the three months ended September 30, 2018. The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases. The increase also reflected an 5 basis point increase in the average yield on loans from 3.76% for the three months ended September 30, 2018 to 3.81% for the three months ended September 30, 2019.

Interest income on securities decreased $75,000, or 14.2%, to $453,000 for the three months ended September 30, 2019 from $529,000 for the three months ended September 30, 2018 due to a $22.3 million decrease in the average balance of securities to $65.4 million for the three months ended September 30, 2019 from $87.7 million for the three months ended September 30, 2018.

Interest Expense. Interest expense increased $796,000, or 35.3%, to $3.1 million for the three months ended September 30, 2019 from $2.3 million for the three months ended September 30, 2018. The increase primarily reflected a 56 basis point increase in the average cost of interest-bearing liabilities to 2.14% for the three months ended September 30, 2019 from 1.58% for the three months ended September 30, 2018, as well as a $26.2 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $516,000, or 26.2%, to $2.5 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018. This increase was due primarily to a 61 basis point increase in the average cost of interest-bearing deposits to 2.15% for the three months ended September 30, 2019 from 1.54% for the three months ended September 30, 2018 and a $49.3 million decrease in the average balance of deposits to $459.6 million for the three months ended September 30, 2019 from $508.9 million for the three months ended September 30, 2018. The increase in the average cost of deposits was due to the rising costs of retaining deposits in a competitive environment, a higher percentage of certificates of deposit relative to total deposits and increased competition from other financial service providers operating in our market. The decrease in the average balance of deposits was primarily due to the decrease in the average balance of certificates of deposit.

Interest expense on Federal Home Loan Bank borrowings increased $280,000, or 97.3%, from $288,000 for the three months ended September 30, 2018 to $568,000 for the three months ended September 30, 2019. The increase was primarily due to a $49.4 million increase in the average balance of Federal Home Loan Bank borrowings from $56.7 million for the three months ended September 30, 2018 to $106.1 million for the three months ended September 30, 2019. The interest expense on Federal Home Loan Bank borrowings increase was also due to a 12 basis point increase in the average cost of Federal Home Loan Bank borrowings from 2.01% for the three months ended September 30, 2018 to 2.13% for the three months ended September 30, 2019.

Net Interest Income. Net interest income decreased $505,000, or 15.5%, to $2.8 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018. The decrease reflected a 42 basis point decrease in our net interest rate spread to 1.51% for the three months ended September 30, 2019 from 1.93% for the three months ended September 30, 2018. Our net interest margin decreased 34 basis points to 1.74% for the three months ended September 30, 2019 from 2.08% for the three months ended September 30, 2018.

Provision for Loan Losses. We did not record a provision for loan losses for either the three months ended September 30, 2019 or 2018, as a result of the low and decreasing level of delinquent and non-accrual loans in the portfolio, as well as the absence of any charge-offs. Non-performing assets decreased to $537,000, or 0.08% of total assets, at September 30, 2019. We recorded no net charge-offs for the three months ended September 30, 2019 or 2018. The allowance for loan losses was $2.0 million, or 0.37% of net loans outstanding, at September 30, 2019.

Non-Interest Income. Non-interest income decreased $10,000, or 7.0%, to $132,000 for the three months ended September 30, 2019 from $142,000 for the three months ended September 30, 2018 due to a $12,000 decrease in bank-owned life insurance, offset by a $2,000 increase in bank fees and service charges. The decrease in bank-owned life insurance was due to changes to contractual yields.

Non-Interest Expenses. Non-interest expenses decreased $146,000, or 7.0%, to $1.9 million for the three months ended September 30, 2019 from $2.1 million for the three months ended September 30, 2018. The decrease was primarily the result of a $135,000 decrease in data processing costs. Data processing costs decreased during 2019 due to lower costs associated with credits received from our data processing conversion in February 2019.

Income Tax Expense. Income tax expense decreased $102,000, or 27.2%, to $273,000 for the three months ended September 30, 2019 from $375,000 for the three months ended September 30, 2018. The decrease was due primarily to a $369,000 decrease in pre-tax income. The effective tax rate for 2019 and 2018 was 28.9%.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018

General. Net income decreased by $1.6 million, or 50.1%, to $1.6 million for the nine months ended September 30, 2019 from $3.3 million for the nine months ended September 30, 2018. The decrease was primarily due to a $1.9 million decrease in net interest income and a $351,000 increase in non-interest expenses, offset in part by a $617,000 decrease in income tax expense.

Interest Income. Interest income increased $831,000, or 5.1%, to $17.3 million for the nine months ended September 30, 2019 from $16.4 million for the nine months ended September 30, 2018 primarily due to a $25.3 million increase in the average balance of loans and a 10 basis points increase in the average yield on interest-earning assets to 3.62% for the nine months ended September 30, 2019 from 3.51% for the nine months ended September 30, 2018.

Interest income on loans increased $783,000, or 5.5%, to $15.1 million for the nine months ended September 30, 2019 from $14.4 million for the nine months ended September 30, 2018. Interest income on loans increased due to a $25.3 million increase in the average balance of loans to $533.2 million for the nine months ended September 30, 2019 from $507.9 million for the nine months ended September 30, 2018. The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases. The increase also reflected a 2 basis point increase in the average yield on loans from 3.77% for the nine months ended September 30, 2018 to 3.79% for the nine months ended September 30, 2019.

Interest income on securities increased $3,000, or 0.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Interest Expense. Interest expense increased $2.6 million, or 43.0%, to $8.9 million for the nine months ended September 30, 2019 from $6.2 million for the nine months ended September 30, 2018. The increase primarily reflected a 59 basis point increase in the average cost of interest-bearing liabilities to 2.03% for the nine months ended September 30, 2019 from 1.44% for the nine months ended September 30, 2018, as well as a $4.4 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $2.1 million, or 38.9%, to $7.4 million for the nine months ended September 30, 2019 from $5.4 million for the nine months ended September 30, 2018. This increase was due primarily to a 59 basis point increase in the average cost of interest-bearing deposits to 2.03% for the nine months ended September 30, 2019 from 1.44% for the nine months ended September 30, 2018, offset by a $8.3 million decrease in the average balance of deposits to $490.2 million for the nine months ended September 30, 2019 from $498.5 million for the nine months ended September 30, 2018. The increase in the average cost of deposits was due to the rising interest rate environment, a higher percentage of certificates of deposit relative to total deposits and increased competition from other financial service providers operating in our market. The decrease in the average balance of deposits was due to the Bank’s reliance on borrowings to fund asset growth and deposit outflows.

Interest expense on Federal Home Loan Bank borrowings increased $603,000, or 68.2%, to $1.5 million for the nine months ended September 30, 2019 from $884,000 for the nine months ended September 30, 2018. The increase was primarily due to a $12.6 million increase in the average balance of Federal Home Loan Bank borrowings from $66.7 million for the nine months ended September 30, 2018 to $79.3 million for the nine months ended September 30, 2019. The interest expense on Federal Home Loan Bank borrowings also increased due to a 73 basis point increase in the average cost of Federal Home Loan Bank borrowings to 2.51% for the nine months ended September 30, 2019 from 1.77% for the nine months ended September 30, 2018. The increase in the average cost of Federal Home Loan Bank borrowings also reflected the rising interest rate environment during the period.

Net Interest Income. Net interest income decreased $1.9 million, or 18.2%, to $8.3 million for the nine months ended September 30, 2019 from $10.2 million for the nine months ended September 30, 2018. The decrease reflected a 51 basis point decrease in our net interest rate spread to 1.53% for the nine months ended September 30, 2019 from 2.04% for the nine months ended September 30, 2018. Our net interest margin decreased 43 basis points to 1.75% for the nine months ended September 30, 2019 from 2.18% for the nine months ended September 30, 2018.

Provision for Loan Losses. We did not record a provision for loan losses for either the nine months ended September 30, 2019 or 2018, as a result of the low and decreasing level of delinquent and non-accrual loans in the portfolio, as well as the absence of any change-offs. Non-performing assets decreased to $557,000, or 0.1 % of total assets, at September 30, 2019. We recorded no net charge-offs for the nine months ended September 30, 2019 or 2018. The allowance for loan losses was $2.0 million, or 0.37% of net loans outstanding, at September 30, 2019.

Non-Interest Income. Non-interest income decreased $60,000, or 12.7%, to $412,000 for the nine months ended September 30, 2019 from $472,000 for the nine months ended September 30, 2018 due to a $39,000 decrease in bank-owned life insurance and a $21,000 decrease in bank fees and service charges. The decrease in bank-owned life insurance was due to changes to contractual yields. Bank fees and service charges decreased in 2019 primarily due to a decrease in late charges.

Non-Interest Expenses. Non-interest expenses increased $351,000, or 5.7%, to $6.6 million for the nine months ended September 30, 2019 from $6.2 million for the nine months ended September 30, 2018. The increase was primarily the result of a $297,000 increase in salaries and employee benefits expense and a $163,000 increase in data processing costs. Salaries and employee benefit expense increased during 2019 due to annual salary increases and an increase in the number of employees during the year. Data processing costs increased during 2019 due to termination costs associated with our data processing conversion.

Income Tax Expense. Income tax expense decreased $617,000, or 52.5% to $558,000 for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018. The decrease was due primarily to a $2.3 million decrease in pre-tax income and a decrease in the effective tax rate. The effective tax rate for 2019 was 25.4% compared to 26.3% for 2018.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which takes responsibility for overseeing the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

We manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; monitoring the length of our borrowings with the Federal Home Loan Bank and brokered deposits depending on the interest rate environment; maintaining a portion of our investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as September 30, 2019. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$43,252	$(29,968)	(40.93)%	7.39%	(32.63)%
300 bp	51,870	(21,349)	(29.16)	8.49	(22.61)
200 bp	60,470	(12,749)	(17.41)	9.61	(12.40)
100 bp	67,800	(5,419)	(7.40)	10.46	(4.65)
—	73,219	—	—	10.97	—
(100) bp	82,453	9,234	12.61	12.05	9.85
(200) bp	94,770	21,551	29.43	13.51	23.15

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Net Interest Income Analysis. We also use income simulation to measure interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of September 30, 2019, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(12.49)%
300	(8.97)
200	(5.52)
100	(2.34)
—	—
(100)	0.40
(200)	1.50

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

The preceding simulation analyses do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2019, we had the ability to borrow up to $256.7 million, of which $110.5 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2019, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2019, cash and cash equivalents totaled $32.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.9 million at September 30, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2019 totaled $274.5 million, or 57.9%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At September 30, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

3.2	Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

4.1	Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: December 23, 2019	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer