Form 10-K
period 2019-12-31
Bogota Financial Corp.
filed 2020-03-30
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-39180

Bogota Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Maryland	84-3501231
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

819 Teaneck Road, Teaneck, New Jersey	07666
(Address of principal executive offices)	(Zip code)

(201) 862-0660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Common stock, par value $0.01 per share	BSBK	The Nasdaq Stock Market LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).   Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐Accelerated filer   ☐Non-accelerated filer   ☒Smaller reporting company   ☒

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $-0-.

As of March 30, 2020 there were 13,157,525 outstanding shares of the registrant’s common stock, of which 7,236,640 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders (Part III)

EXPLANATORY NOTE

Bogota Financial Corp. (the “Company,” “we” or “our”) was formed in September 2019 to serve as the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) upon the reorganization of the Bank into the two-tier mutual holding company structure. As of December 31, 2019, the reorganization had not been completed and, therefore, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities as of December 31, 2019. Accordingly, the audited financial statements contained in this Annual Report on Form 10-K relate solely to Bogota Savings Bank.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

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
•

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

Bogota Financial Corp.

Bogota Financial Corp. is a Maryland corporation that was formed in September 2019 as part of the mutual holding company reorganization of Bogota Savings Bank to become the bank holding company of Bogota Savings Bank.  Since being incorporated, other than holding the common stock of Bogota Savings Bank, Bogota Financial Corp. retained approximately 50% of the net cash proceeds of the stock conversion offering, made a loan to the employee stock ownership plan of Bogota Savings Bank, and has not engaged in any other business activities to date.  Bogota Financial Corp.’s executive offices are located at 819 Teaneck Road, Teaneck, New Jersey 07666, and its telephone number is (201) 862-0660.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $56.6 million. In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, the New Jersey-chartered mutual holding company. Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

Bogota Financial Corp., as the holding company of Bogota Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  We currently have no agreements to acquire other financial institutions or financial services companies, although we may determine to do so in the future.

Our cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends we receive from Bogota Savings Bank.  Bogota Savings Bank is subject to regulatory limitations on the amount of dividends that it may pay.  Initially, Bogota Financial Corp. will not own or lease any property, but instead will pay a fee to Bogota Savings Bank for the use of its premises, furniture and equipment.  We intend to employ as officers of Bogota Financial Corp. only persons who are officers of Bogota Savings Bank.  However, we will use the support staff of Bogota Savings Bank from time to time.  We will pay a fee to Bogota Savings Bank for the time devoted to Bogota Financial Corp. by employees of Bogota Savings Bank; however, these individuals will not be separately compensated by Bogota Financial Corp.  Bogota Financial Corp. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Bogota Financial, MHC

Bogota Financial, MHC was formed in January 2020 as a New Jersey-chartered mutual holding company in connection with the reorganization of Bogota Savings Bank into the “two-tier” mutual holding company form of organization.  Bogota Financial, MHC will, for as long as it is in existence, own a majority of the outstanding shares of Bogota Financial Corp.’s common stock. As a mutual holding company, Bogota Financial, MHC will be a non-stock company.

Bogota Financial, MHC’s principal assets are the common stock of Bogota Financial Corp. it received in the reorganization and offering and $50,000 cash in initial capitalization.  Presently, it is expected that the only business activity of Bogota Financial, MHC will be to own a majority of Bogota Financial Corp.’s common stock. Bogota Financial, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under New Jersey law, including investing in loans and securities. Bogota Financial, MHC is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (the “NJDBI”) and the Federal Reserve Board.

Bogota Savings Bank

Founded in 1893, Bogota Savings Bank is a New Jersey-chartered savings bank that operates two retail banking offices in Teaneck and Bogota, New Jersey.  Bergen County and the surrounding areas are our primary market area for our business operations.  We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate one- to four-family residential real estate loans and commercial real estate and multi-family loans and, to a lesser extent, consumer loans, commercial and industrial loans and construction loans. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations, corporate bonds and mortgage-backed securities.  We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts.

At December 31, 2019, we had consolidated total assets of $766.6 million, total deposits of $497.7 million and total equity of $75.0 million.  Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation.  Our website address is www.bogotasavingsbank.com.  Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our branches, including our corporate office, are located in Bergen County, although we consider our lending area to generally encompass Bergen, Monmouth and Ocean Counties in New Jersey and the surrounding areas.  Bergen County ranks as the most populous county in New Jersey (out of 21 counties) with a population of approximately 950,000 compared to an estimated population of 630,000 for Monmouth County, 577,000 for Ocean County and 9.0 million for the entire state.   The economy in our primary market area has benefited from being varied and diverse, with a broad economic base.  Bergen County has a median household income of approximately $101,000, Monmouth County has a median household income of approximately $98,000 and Ocean County has a median household income of $68,000.  The median household income for New Jersey is approximately $83,000 and the median household income is approximately $63,000 for the United States. As of December 2019, the unemployment rate was 2.8% for Bergen County, 3.2% for Monmouth County and 3.9% for Ocean County, compared to 3.7% for New Jersey and a national rate of 3.5%.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area.  Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources.  We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the Federal Government, such as Treasury bills.  Based on FDIC data at June 30, 2019 (the latest date for which information is available), we had 0.89% of the FDIC-insured deposit market share in Bergen County, which was the 19th largest market share among the 51 institutions with offices in the county.  Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in Bergen County.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities firms, financial technology companies, specialty finance firms and technology companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio.  Other areas of lending include commercial real estate and multi-family loans and, to a much lesser extent, consumer loans, consisting primarily of home equity loans and lines of credit, commercial and industrial loans and construction loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate and multi-family lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications, and by offering competitive pricing.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans:
Residential	$384,296	71.28%	$376,304	71.18%	$359,925	69.81%	$329,463	67.17%	$335,172	73.12%
Commercial and multi-family	119,832	22.23	123,221	23.31	125,339	24.31	130,541	26.62	91,866	20.04
Construction(1)	5,943	1.1	2,339	0.44	3,204	0.62	1,963	0.4	1,080	0.24
Commercial and Industrial	2,264	0.42	1,267	0.24	—	—	—	—	—	—
Consumer:
Home Equity and other	26,838	4.98	25,515	4.83	27,098	5.26	28,496	5.81	30,272	6.6
Total loans receivable	$539,173	100.00%	$528,646	100.00%	$515,566	100.00%	$490,463	100.00%	$458,390	100.00%

_____________________

(1)Represents amounts disbursed at December 31, 2019, 2018, 2017, 2016 and 2015. The undrawn amounts of construction loans totaled $3.1 million, $3.6 million, $337,000, $387,000 and $837,000 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2019.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.  The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

	At December 31, 2019
	Residential Real Estate Loans	Commercial and Multi-Family Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Consumer Loans	Total Loans
	(In thousands)

Amounts due in:
One year or less	$259	$4,539	$—	$398	$497	$5,693
More than one year through five years	5,334	5,266	1,702	—	622	12,923
More than five years through ten years	63,833	27,912	562	—	894	93,201
More than ten years through fifteen years	54,682	20,464	—	5,545	5,088	85,779
More than fifteen years	260,188	61,651	—	—	19,737	341,576
Total	$384,296	$119,832	$2,264	$5,943	$26,838	$539,173

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

Residential real estate loans	$315,131	$69,165	$384,296
Commercial and multi-family real estate loans	25,438	94,394	119,832
Construction loans	2,866	3,077	5,943
Commercial and industrial loans	2,154	110	2,264
Consumer loans	5,472	21,366	26,838
Total	$351,061	$188,112	$539,173

Residential Real Estate Loans.  Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower.  At December 31, 2019, one- to four-family residential real estate loans totaled $384.3 million, or 71.28% of our total loan portfolio, and consisted of $315.1 million of fixed-rate loans and $68.2 million of adjustable-rate loans.  Most of these one- to four-family residential properties are located in our primary market area.

We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years.  The one- to four-family residential mortgage loans that we originate are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  Loans to be sold to other approved investors or secondary market sources are underwritten to their specific requirements.  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits.  We also originate loans above the conforming limits up to a maximum amount of $2.5 million, which are referred to as “jumbo loans.”  We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans.

Our adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from one to ten years.  After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset every year based on a contractual spread or margin above the average yield on U.S. Treasury securities.  Our adjustable-rate residential real estate loans have initial and periodic caps of 2% on interest rate changes, with a current cap of 5% over the life of the loan.

We will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 70% to 80% of the appraised value, depending on the size of the loan.  Additionally, we will originate residential mortgage loans on townhouses or condominiums with loan-to-value ratios of up to 65% to 75% of the appraised value, depending on the size of the loan.  Our conforming residential real estate loans may be for up to 90% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Bogota Savings Bank.

We generally do not offer “interest only” mortgage loans on one- to four-family residential properties or loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Commercial and Multi-Family Real Estate Loans.  At December 31, 2019, we had $119.8 million in commercial and multi-family real estate loans, representing 22.23% of our total loan portfolio.  Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.  At December 31, 2019, commercial real estate loans totaled $62.9 million, of which $28.4 million was owner-occupied real estate and $34.5 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers.  Our commercial real estate loans are offered with fixed interest rates or adjustable interest rates.  Interest rates on our adjustable rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us.  At December 31, 2019, our largest commercial real estate loan totaled $7.8 million and was secured by an office building located in our primary market area.  At December 31, 2019, this loan was performing in accordance with its original terms.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.  Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors.  Personal guarantees are often obtained from commercial real estate borrowers.  Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2019, multi-family real estate loans totaled $55.4 million.  Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our New Jersey market area.  We originate multi-family residential real estate loans with fixed interest rates or with a variety of adjustable interest rates with terms and amortization periods generally of up to 25 years.  Interest rates on our adjustable-rate multi-family real estate loans adjust and the interest rate is generally indexed to the Federal Home Loan Bank advance rate, plus a margin.  At December 31, 2019, our largest multi-family residential real estate loan had an outstanding balance of $5.9 million and is secured by an apartment building located in our primary market area.  At December 31, 2019, this loan was performing according to its original terms.

In underwriting multi-family residential real estate loans, we require a debt service coverage ratio of at least 1.20x and consider several factors, including the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties.  Multi-family residential real estate loans have loan-to-value ratios of up to 75% of the appraised value of the property securing the loans for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us.  The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Consumer Loans.  We offer consumer loans to customers residing in our primary market area.  Our consumer loans consist primarily of home equity loans and lines of credit.  At December 31, 2019, consumer loans totaled $26.8 million, or 4.98% of our total loan portfolio.

Home equity loans and lines of credit are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral.  We generally originate home equity loans and lines of credit of up to $500,000 with a maximum loan-to-value ratio of 70% (75% if Bogota Savings Bank holds the first lien position) and $300,000, with a maximum loan-to-value ratio of 80% and terms of up to 30 years.  Home equity lines of credit have adjustable rates of interest that are based on the prime interest rate published in The Wall Street Journal, plus a margin, and reset monthly. Home equity lines of credit are secured by residential real estate in a first or second lien position.

The procedures for underwriting consumer loans include assessing the applicant’s payment history on other indebtedness, the applicant’s ability to meet existing obligations and payments on the proposed loan, and the loan-to-value ratio. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Construction Loans.  We also originate loans to finance the construction of one- to four-family residential properties.  At December 31, 2019, residential construction loans totaled $5.9 million, or 1.10% of our total loan portfolio.  Most of these loans are secured by properties located in our primary market area.

Our residential land and acquisition loans are generally structured as two-year interest-only balloon loans.  The interest rate is generally a fixed rate based on an index rate, plus a margin.  Our construction-to-permanent loans are generally structured as interest-only, adjustable rate loans with a duration of six to twelve months for the construction phase.  The interest rate on these loans are based on the prime interest rate as published in The Wall Street Journal, plus a margin.  Construction loan-to-value ratios for one- to four-family residential properties generally will not exceed 80% of the appraised value of the property on a completed basis, while loan-to-value rations for land acquisition financing will not exceed 50% of the value of the land for an unimproved lot and 75% of the value of the land for an improved lot.  Once the construction project is satisfactorily completed, we look to provide permanent financing.

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties.  We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments.  At December 31, 2019, we had a single commercial construction loan that totaled $3.1 million, or 0.57% of our total loan portfolio.  This loan was secured by an office building located in our primary market area.  At December 31, 2019, this loan was performing according to its original terms.  We also had undrawn amounts on the commercial construction loan totaling $1.3 million at December 31, 2019.

Historically, our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually between 12 to 24 months.  The interest rate is generally adjustable based on an index rate, typically the prime interest rate as published in The Wall Street Journal or LIBOR, plus a margin.  At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full.  However, our construction loans for the construction of one- to four-family residential properties do not convert to permanent residential real estate loans.  Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project or a maximum loan-to-value ratio of 50% for raw land.

Before making a commitment to fund a commercial construction loan, we require an appraisal of the property by an independent licensed appraiser.  The construction phase is carefully monitored to minimize our risk.  All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located.  Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.

Commercial and Industrial Loans.  We offer commercial loans and adjustable rate lines of credit in an amount of up to $500,000 to small and medium sized businesses in our market area.  These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property.  At December 31, 2019, we had seven commercial and industrial loans that totaled $2.3 million, or 0.42% of our total loan portfolio.

Commercial lending products include revolving lines of credit and term loans.  Our commercial lines of credit are typically made with adjustable interest rates, indexed to the prime interest rate published in The Wall Street Journal, plus a margin, and we can demand repayment of the borrowed due at any time after it is due.  Term loans are generally made with fixed interest rates, indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin, and are for terms up to seven years.

When making commercial and industrial loans, we require a debt service coverage ratio of at least 125% and we review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 70% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans. Personal guarantees are obtained from commercial and industrial borrowers.

Loan Underwriting Risks

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is somewhat limited by the annual and lifetime interest rate adjustment limits on adjustable-rate residential real estate loans.

Commercial and Multi-Family Real Estate Loans.  Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans.  Of primary concern in commercial real estate and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on the successful operation and management of the properties.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multi-family loans.  In reaching a decision whether to make a commercial real estate or multi-family loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x.  We require a Phase One environmental report when we believe there is a possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Consumer Loans.  Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Construction Loans.  Our construction loans are based upon our estimates of costs to complete a project and the value of the completed project.  Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage its operations.  All construction loans for which the builder does not have a binding purchase agreement must be approved by the internal loan committee.

Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value before its completion.  Because of the uncertainties inherent in estimating construction costs, it is difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  We use a discounted cash flow analysis to determine the value of any construction project of five or more units.  Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.

Commercial and Industrial Loans.  Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be readily ascertainable, commercial business loans have higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, and the collateral securing these loans may fluctuate in value.  Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of real estate, accounts receivable, inventory or equipment.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any.  As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Originations, Purchases and Participations of Loans

Lending activities are conducted by our loan personnel operating at our main office and branch office location.  We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates.  Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

As a supplement to our in-house loan originations of one- to four-family residential real estate loans, beginning in 2013, we entered into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans.  We currently work with five different mortgage brokers, none of which we have an ownership interest in or any common employees or directors.  Three of the mortgage brokers are located in Morris County, New Jersey and one mortgage broker is located in each of Hudson and Ocean County, New Jersey.  These mortgage brokers fund the one- to four-family residential real estate loans and then sell them to Bogota Savings Bank following our underwriting analysis.  We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans.

For each purchased loan, we generally pay a fixed fee based on the loan balance.  For the years ended December 31, 2019 and 2018, we purchased for our portfolio $29.1 million and $26.5 million, respectively, of loans from these mortgage brokers.  As part of purchasing the loans, we acquire the servicing rights to the loans.  The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed and adjustable interest rate one- to four-family real estate loans, with maturities up to 30 years, with a per loan limit of $1.0 million.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above.  However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender.  We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures.  At December 31, 2019, the outstanding balances of our loan participations where we are not the lead lender totaled $15.7 million, all of which were commercial or multi-family real estate loans.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”).  At December 31, 2019, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $11.3 million. On the same date, Bogota Savings Bank had no borrowers with outstanding balances in excess of this amount.  Our regulatory loans-to-one borrower limit will increase following completion of the offering.  At December 31, 2019, our largest loan relationship with a single borrower was for $9.2 million, which consisted of six loans secured by various commercial real estate and multi-family properties in our primary market area, and the underlying loans were performing in accordance with their terms on that date.

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s title experience and the type of loan.

Loans in excess of individual officers’ lending limits require approval of our Internal Loan Committee, which is comprised of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Compliance/BSA Officer. The Internal Loan Committee can approve individual loans of up to prescribed limits, depending on the type of loan.  Loans that involve policy exceptions also must be approved by the Internal Loan Committee and ratified by the board of directors.

Loans in excess of the Internal Loan Committee’s loan approval authority require the approval of the board of directors.

Delinquencies and Asset Quality

Delinquency Procedures.  When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals.  System-generated late notices are mailed to a borrower after the late payment “grace period,” which is 10 days in the case of loans secured by commercial real estate and 15 days in the case of residential and consumer loans.  We attempt to contact the borrower and develop a plan of repayment no later than the 36th day of delinquency.  A second notice will be mailed to a borrower if the loan remains past due after 40 days for commercial real estate loans and 45 days for residential and consumer loans.  By the 120th day of delinquency, we will issue a pre-foreclosure notice that will require the borrower to bring the loan current within 30 days to avoid the beginning of foreclosure proceedings for loans secured by residential real estate.  A report of all loans 30 days or more past due is provided to the board of directors monthly.

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.  All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection.  When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair market value, less estimated costs to sell.  Any excess of the recorded value of the loan over the fair market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense in the current period.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31,
	2019				2018
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)

Residential real estate loans	2	$371	—	$—	2	$389	2	$637
Commercial and multi-family real estate loans	—	—	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	198	—	—	—	—	—	—
Total	4	$569	—	$—	2	$389	3	$659

	At December 31,
	2017				2016
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)

Residential real estate loans	2	$390	4	$746	1	$145	8	$1,206
Commercial and multi-family real estate loans	—	—	—	—		2,329	—	—
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	2	40	1	25	—	—	—	—
Total	4	$430	5	$771	3	$2,474	8	$1,206

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  Non-accrual loans include non-accruing troubled debt restructurings of $347,000, $729,000, $3.2 million, $643,000 and $346,000 as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Non-accrual loans:
Residential real estate loans	$570	$959	$1,076	$3,836	$1,768
Commercial and multi-family real estate loans	—	—	2,461	120	—
Construction loans	—	—	—	—	—
Consumer loans	20	22	25	117	122
Total	590	981	3,562	4,073	1,890

Accruing loans past due 90 days or more:
Residential real estate loans	—	—	—	—	—
Commercial and multi-family real estate loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	—	—	—	—	—

Total non-performing loans	590	981	3,562	4,073	1,890

Real estate owned	—	—	—	—	—
Total non-performing assets	590	981	3,562	4,073	1,890

Troubled debt restructurings (accruing):
Residential real estate loans	$434	$230	$238	$395	$391
Commercial real estate loans	229	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total troubled debt restructurings (accruing)	$663	$230	$238	$395	$391

Total troubled debt restructurings (accruing) and total non-performing assets	$1,253	$1,211	$3,800	$4,468	$2,281

Total non-performing loans to total loans	0.11%	0.19%	0.69%	0.83%	0.41%
Total non-performing loans to total assets	0.08	0.15	0.55	0.65	0.34
Total non-performing assets to total assets	0.08	0.15	0.55	0.65	0.34
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.16	0.18	0.59	0.72	0.40

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $12,760.  Interest income recognized on such loans for the year ended December 31, 2019 was approximately $18,662.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses.  General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2019, 2018 and 2017.

	At December 31,
	2019	2018	2017
	(In thousands)

Special mention	$326	$1,800	$2,160
Substandard	2,633	915	3,169
Doubtful	—	—	—
Loss	—	—	—
Total	$2,959	$2,715	$5,329

As of December 31, 2019, special mention loans included two residential real estate loans totaling $326,089.  As of December 31, 2019, substandard loans included five residential real estate loans totaling $1.1 million, one consumer loan totaling $19,533 and two commercial real estate loan totaling $1.5 million.

Allowance for Loan Losses The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows.  The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including historical loss experience, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of borrowers, results of internal loan reviews and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the NJDBI and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Allowance at beginning of year	$1,976	$1,976	$1,876	$1,776	$1,691
Provision for loan losses	—	—	100	100	75

Charge offs:
Residential real estate loans	—	—	—	—	—
Commercial and multi-family real estate loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total charge-offs	—	—	—	—	—

Recoveries:
Residential real estate loans	40	—	—	—	10
Commercial and multi-family real estate loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total recoveries	40	—	—	—	10

Net (recoveries) charge-offs	40	—	—	—	—

Allowance for loan losses at end of period	$2,016	$1,976	$1,976	$1,876	$1,776

Allowance for loan losses to non-performing loans at end of period	341.70%	201.43%	55.48%	112.14%	93.97%
Allowance for loan losses to total loans outstanding at end of period	0.37%	0.39%	0.38%	0.38%	0.39%
Net (recoveries) charge-offs to average loans outstanding during period	(0.01)%	—	—	—	—

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019			2018			2017
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate loans	$1,383	68.60%	71.28%	$1,266	64.07%	71.18%	$1,248	63.15%	69.81%
Commercial and multi-family real estate loans	512	25.40	22.23	607	30.72	23.31	621	31.43	24.31
Construction loans	26	1.29	1.10	9	0.46	0.44	12	0.61	0.62
Commercial and industrial loans	9	0.45	0.42	5	0.25	0.24	—	—	—
Consumer loans	86	4.27	4.98	89	4.50	4.83	95	4.81	5.26
Total	2,016	100.00	100.00	1,976	100.00	100.00	1,976	100.00	100.00
Unallocated	—	—	—	—	—	—	—	—	—
Total losses	$2,016	100.00%	100.00%	$1,976	100.00%	100.00%	$1,976	100.00%	100.00%

	At December 31,
	2016			2015
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Residential real estate loans	$1,133	60.40%	67.17%	$1,343	75.62%	73.12%
Commercial and multi-family real estate loans	639	34.06	26.62	223	12.56	20.04
Construction loans	—	—	0.40	—	—	0.24
Commercial and industrial loans	7	0.37	—	5	0.28	—
Consumer loans	97	5.17	5.81	151	8.50	6.60
Total	1,876	100.00	100.00	1,722	96.96	100.00
Unallocated	—	—	—	54	3.04	—
Total losses	$1,876	100.00%	100.00%	$1,776	100.00%	100.00%

Investment Activities

General.  Our board of directors is responsible for approving and overseeing our investment policy, which is reviewed at least annually by the board.  This policy dictates that investment decisions be made based on liquidity requirements, potential returns, consistency with our interest rate risk management strategy and an adequate diversification of assets.  An investment committee, consisting of authorized officers, selected by the board of directors, oversee our investing activities and strategies.  The authorized officers are our President and Chief Executive Officer, Executive Vice President and Compliance Officer and Executive Vice President and Chief Financial Officer.  The board has designated our Executive Vice President and Chief Financial Officer as our investment officer, who is primarily responsible for daily investment activities.  All purchases and sales of securities must be authorized by two officers on the investment committee.  Security purchases are limited to no more than $7.0 million a day and cannot amount to more than 25% of the investment portfolio in any given month, in each case without the unanimous approval of the members of the investment committee.  The board of directors reviews the activities of the investment committee at each of its meetings.

Our current investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, commercial mortgage-backed securities collateralized mortgage obligations and real estate mortgage investment conduits, municipal securities (limited to no more than 7.5% of our capital), overnight deposits and federal funds, bond anticipation notes with the Borough of Bogota or the Township of Teaneck (limited to no more than 10.0% of our capital), investment grade corporate bonds (limited to no more than 10.0% of our capital), investment grade banker’s acceptances and commercial paper with a maturity of no more than 270 days (limited to no more than 5.0% of our capital), certificates of deposit of federally insured institutions and depositor institution senior debt and capital securities (limited to no more than 10.0% of our capital and no more than 3.0% of our capital with a single issuer).  We also are required to maintain an investment in Federal Home Loan Bank of New York stock, which investment is based on the level of our Federal Home Loan Bank borrowings.  We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Debt securities investment accounting guidance requires that at the time of purchase we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent.

The following tables set forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
U.S. government and agency obligations	$11,945	$11,931	$17,674	$17,482	$12,445	$12,291
Municipal securities	2,290	2,314	8,135	8,102	4,995	4,973
Corporate bonds	5,437	5,549	4,005	3,961	3,006	3,011
Mortgage-backed securities – residential	7,820	7,887	14,804	14,560	16,981	16,926
Mortgage-backed securities – commercial	28,601	28,901	25,431	24,697	26,334	26,246
Total	$56,093	$56,582	$70,049	$68,802	$63,761	$63,447

Securities available-for-sale:
Mortgage-backed securities – residential	$6,706	$6,838	$6,832	$6,977	$8,924	$9,141
Corporate bonds	6,887	6,911	6,658	6,623	2,635	2,659
Total	$13,593	$13,749	$13,490	$13,600	$11,559	$11,800

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
U.S. government and agency obligations	$4,950	1.67%	$2,500	1.51%	$4,495	2.33%	$—	—%	$11,945	$11,931	1.89%
Municipal securities	910	2.34	1,380	1.83	—	—	—	—	2,290	2,314	2.04
Corporate bonds	—	—	—	—	5,437	4.96	—	—	5,437	5,549	4.96
Mortgage-backed securities – residential	—	—	—	2.60	1,485	2.38	6,335	2.55	7,820	7,887	2.52
Mortgage-backed securities – commercial	2,069	3.03	21,380	2.39	5,152	2.25	—	—	28,601	28,901	2.41
Total	$7,929	2.10%	$25,260	2.27%	$16,569	3.17%	$6,335	2.55%	$56,093	$56,582	2.55%

Securities available-for-sale:
Mortgage-backed securities – residential	$—	—%	$—	—%	$723	2.53%	$5,983	3.01%	$6,706	$6,838	2.96%
Corporate bonds	499	3.90	6,038	2.69	350	3.41	—	—	6,887	6,911	2.81
Total	$499	3.90%	$6,038	2.69%	$1,073	2.82%	$5,983	3.01%	$13,593	$13,749	2.88%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area.  We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities.  At December 31, 2019, municipal deposits totaled $14.0 million, which represented 2.81% of total deposits.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns.  We generally review our deposit pricing on a weekly basis and continually review our deposit mix.  Our deposit pricing strategy has generally been to offer competitive rates, but generally not the highest rates offered in the market, and to periodically offer special rates to attract deposits of a specific type or with a specific term.

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2019, we had $52.1 million of brokered deposits, which represented 10.47% of total deposits at December 31, 2019 with such funds having a weighted average remaining term to maturity of 36 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates.  To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2019			2018		2017		2016
	Amount	Percent	Average Rate	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest bearing demand accounts	$16,122	3.24%	—%	$12,500	2.45%	$11,614	2.44%	$11,457	2.40%
NOW accounts	19,131	3.84	0.92	42,390	8.31	37,049	7.78	45,288	9.48
Money market accounts	30,592	6.15	1.24	38,316	7.51	62,535	13.14	58,803	12.31
Savings accounts	31,723	6.37	0.25	31,490	6.17	37,250	7.82	38,599	8.08
Certificates of deposit	400,181	80.4	2.25	385,597	75.56	327,617	68.82	323,551	67.73
Total	$497,749	100.00%	1.94%	$510,293	100.00%	$476,065	100.00%	$477,698	100.00%

As of December 31, 2019, the aggregate amount of our certificates of deposit in amounts greater than or equal to $100,000 was $266.1 million.  The following table sets forth their maturity as of December 31, 2019.

At December 31, 2019
(In thousands)
Maturity Period:
Three months or less	$54,294
Over three through six months	44,280
Over six through twelve months	96,239
Over twelve months	71,248
Total	$266,061

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of New York and lines of credit from correspondent banks.  At December 31, 2019, we had the ability to borrow approximately $155.4 million under our credit facilities with the Federal Home Loan Bank of New York.  We had no outstanding balances under an existing line of credit. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York, a blanket pledge of our mortgage portfolio and investment securities not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Maximum balance outstanding at any month-end during period	$108,898	$83,103	$98,797
Average balance outstanding during period	85,400	68,224	83,680
Weighted average interest rate during period	2.42%	1.88%	1.50%
Balance outstanding at end of period	$97,092	$74,639	$89,230
Weighted average interest rate at the end of period	2.17%	2.54%	1.50%

Personnel

As of December 31, 2019, we had 40 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiaries

Bogota Securities Corp. is a New Jersey investment corporation subsidiary formed in 2014 to buy, sell and hold investment securities.  The income earned on Bogota Securities Corp.’s investment securities is subject to a lower state tax than that assessed on income earned on investment securities maintained at Bogota Savings Bank.

In 1999, Bogota Savings Bank established Bogota Properties, LLC, a New Jersey-chartered limited liability company to secure, manage and hold foreclosed assets.  Bogota Properties, LLC was inactive at December 31, 2019.

Regulation and Supervision

General

As a New Jersey-chartered savings bank, Bogota Savings Bank is subject to comprehensive regulation by the NJDBI, as its chartering authority, and by the Federal Deposit Insurance Corporation.  Bogota Savings Bank is a member of the Federal Home Loan Bank of New York and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. Bogota Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the NJDBI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a New Jersey-chartered mutual holding company and a bank holding company, Bogota Financial, MHC is regulated and subject to examination by the NJDBI and the Federal Reserve Board.  As a mutual holding company, Bogota Financial Corp. is also required to comply with the rules and regulations of the Federal Reserve Board and the NJDBI.  It is required to file certain reports with the Federal Reserve Board and the NJDBI and is subject to examination by, and the enforcement authority of, the Federal Reserve Board and the NJDBI.  Bogota Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below is a brief description of material regulatory requirements that are applicable to Bogota Savings Bank, Bogota Financial Corp. and Bogota Financial, MHC.  The description is limited to the material aspects of certain statutes and regulations, and is not intended to be a complete list or description of such statutes and regulations and their effects on Bogota Savings Bank, Bogota Financial Corp. and Bogota Financial, MHC.

New Jersey Banking Laws and Supervision

Activity Powers. Bogota Savings Bank derives its lending, investment and other activity powers primarily from the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Bogota Savings Bank, generally may invest in:

•	real estate mortgages;
•	consumer and commercial loans;
•	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;
•	certain types of corporate equity securities; and
•	certain other assets.

A savings bank may also make other investments pursuant to “leeway” authority that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on the individual and aggregate amounts of leeway investments. A savings bank may also exercise trust powers upon approval of the NJDBI. New Jersey savings banks also may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDBI by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and regulations. See “—Federal Bank Regulation—Activities and Investments” below.

Loan-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Bogota Savings Bank currently complies with applicable loan-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Bogota Savings Bank. See “—Federal Bank Regulation—Prompt Corrective Regulatory Action” below.

Minimum Capital Requirements. Regulations of the NJDBI impose on New Jersey-chartered depository institutions, including Bogota Savings Bank, minimum capital requirements similar to those imposed by the Federal Deposit Insurance Corporation on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Examination and Enforcement. The NJDBI may examine Bogota Savings Bank whenever it considers an examination advisable. The NJDBI examines Bogota Savings Bank at least every two years. The NJDBI may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the NJDBI has ordered the activity to be terminated, to show cause at a hearing before the NJDBI why such person should not be removed. The NJDBI also has authority to appoint a conservator or receiver for a savings bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

Federal Bank Regulation

Recent Regulatory Reform.  On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things:  (1) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (2) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (3) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from Home Mortgage Disclosure Act’s expanded data disclosures; (4) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the Federal Deposit Insurance Corporation’s brokered-deposit regulations; (5) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (6) allowing qualifying federal savings banks to elect to operate with the same powers available to a national bank; and (7) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than

10% that such institutions may elect to use instead of the generally applicable leverage and risk-based capital ratios for determining well-capitalized status.  In some cases, the federal banking regulators must adopt regulations to implement these changes.

Supervision and Enforcement Authority.  Bogota Savings Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation as the insurer of its deposits.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

Bogota Savings Bank must file reports with the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Federal Deposit Insurance Corporation to evaluate Bogota Savings Bank’s safety and soundness and compliance with various regulatory requirements.

The regulatory structure also gives the Federal Deposit Insurance Corporation extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.  The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including:  (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) the existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Capital Requirements.  Under Federal Deposit Insurance Corporation regulations, Bogota Savings Bank must meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to average total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a Tier 1 leverage ratio of at least 4% of average total assets.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  Bogota Savings Bank exercised the opt-out election regarding the treatment of AOCI.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have adopted a rule, effective January 1, 2020, pursuant to the Regulatory Relief Act, available for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible Tier 1 equity capital to average total consolidated assets) of

9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements under Basel III.  A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”

The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.  At December 31, 2019, Bogota Savings Bank exceeded each of its capital requirements.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits.  The agencies have also established standards for safeguarding customer information.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Activities and Investments.  Federal law provides that a state-chartered bank insured by the Federal Deposit Insurance Corporation generally may not engage as a principal in any activity not permissible for a national bank to conduct or make any equity investment of a type or in an amount not authorized for national banks, notwithstanding state law, subject to certain exceptions.  For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Market and to invest in the shares of an investment company registered under the Investment Company Act of 1940.  The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by New Jersey law, whichever is less.

In addition, the Federal Deposit Insurance Corporation is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.  The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments.  In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions.  Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions.  In addition, banks may establish de novo branches on an interstate basis at any location where a bank chartered under the laws of the branch location host state may establish a branch.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation.  An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.  An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.  An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%.  At December 31, 2019, Bogota Savings Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits.  Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan.

Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.  If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.  “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

As noted above, the Regulatory Relief Act has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the rule is finalized. The Federal Deposit Insurance Corporation’s final rule provides that a bank will be well-capitalized with a community bank leverage ratio of 9% or greater or between 8% and 9% in limited circumstances.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.  Transactions between banks and their affiliates are governed by federal law.  Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W prohibit a bank and its subsidiaries from engaging in a “covered transaction” if the aggregate amount of covered transactions outstanding with the affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus, or if the aggregate amount of covered transactions outstanding with all affiliates, including the proposed transaction, would exceed an amount equal to 20.0% of the bank’s capital stock and surplus.  Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as prevailing market terms for transaction with or involving a non-affiliate.  The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions.  Section 23B transactions also include the bank’s providing services and selling assets to an affiliate.  In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations.  Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Bogota Savings Bank’s loans. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $250,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons, that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Federal Insurance of Deposit Accounts.  Bogota Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in Bogota Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing.  We do not know of any practice, condition or violation that might lead to termination of Bogota Savings Bank’s deposit insurance.

Privacy Regulations.  A regulation issued by the Consumer Financial Protection Bureau generally requires that Bogota Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship.  In addition, financial institutions are generally required to furnish their customers a privacy notice annually, but a provision of the Fixing America’s Surface Transportation Act enacted in 2015 provides an exception from the annual notice requirement if a financial institution does not share non-public personal information with non-affiliated third parties (other than as permitted under certain exceptions) and its policies and practices regarding disclosure of non-public personal information have not changed since the last distribution of its policies and practices to its customers.  In addition, Bogota Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act.  Under the Community Reinvestment Act, or “CRA,” as implemented by Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions.  The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  Bogota Savings Bank’s most recent Federal Deposit Insurance Corporation CRA rating in May 2017 was “Satisfactory.”

Consumer Protection and Fair Lending Regulations.  Bogota Savings Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief.  Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.  Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state attorneys general.

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2020, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  Bogota Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York.  Bogota Savings Bank was in compliance with this requirement at December 31, 2019.

Holding Company Regulation

Federal Holding Company Regulation.  Bogota Financial, MHC and Bogota Financial Corp. are bank holding companies registered with the Federal Reserve Board and are subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies.  In addition, the Federal Reserve Board has enforcement authority over Bogota Financial, MHC and Bogota Financial Corp. and their non-savings bank subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader range of financial activities than a bank holding company.  Such activities may include insurance underwriting and investment banking.  Bogota Financial Corp. has not elected “financial holding company” status at this time.

Capital.  The Federal Reserve Board must establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for their insured depository subsidiaries.  Pursuant to the Regulatory Relief Act, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Dividends and Stock Repurchases.  A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies.  In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Bogota Financial Corp. to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Waivers of Dividends by Bogota Financial, MHC.  Bogota Financial Corp. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Bogota Financial, MHC, unless Bogota Financial, MHC elects to waive the receipt of dividends.  Bogota Financial, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from Bogota Financial Corp., and current Federal Reserve Board policy prohibits any mutual holding company that is regulated as a bank holding company, such as Bogota Financial, MHC, from waiving the receipt of dividends paid by its subsidiary holding company.

Because of the foregoing Federal Reserve Board restrictions on the ability of a mutual holding company, such as Bogota Financial, MHC, to waive the receipt of dividends declared by its subsidiary mid-tier stock holding company, it is unlikely that Bogota Financial, MHC will waive the receipt of any dividends declared by Bogota Financial Corp.  Moreover, since Bogota Financial Corp. sold only a minority of its shares to the public and contributed the remaining shares to Bogota Financial, MHC, Bogota Financial Corp. raised significantly less capital than would have been the case if it had sold all its shares to the public.  As a result, paying dividends to Bogota Financial, MHC, an entity that did not pay for the shares of Bogota Financial Corp. common stock it received in connection with the offering, may be inequitable to public stockholders and not in their best financial interests.  Therefore, unless

Federal Reserve Board regulations and policy change by allowing Bogota Financial, MHC to waive the receipt of dividends declared by Bogota Financial Corp. without diluting minority stockholders, it is unlikely that Bogota Financial Corp. will pay any dividends.

Possible Conversion of Bogota Financial, MHC to Stock Form.  In the future, Bogota Financial, MHC may convert from the mutual to capital stock form of ownership in a transaction commonly referred to as a “second-step conversion.”  Any second-step conversion of Bogota Financial, MHC would require the approval of the NJDBI and the Federal Reserve Board, as well as the approval of the members of Bogota Financial, MHC.

Acquisition. Federal laws and regulations and the New Jersey Banking Act provide that no person may acquire control of a bank holding company, such as Bogota Financial Corp., without the prior non-objection or approval of the Federal Reserve Board and the NJDBI.  Control, as defined under the applicable federal regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company.  Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Bogota Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.  In addition, the Bank Holding Company Act provides that no company may acquire control of a bank or bank holding company within the meaning of that Act without having first obtained the approval of the Federal Reserve Board.  A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

New Jersey Holding Company Regulation.  Upon completion of the reorganization, Bogota Financial, MHC and Bogota Financial Corp. will be subject to regulation under New Jersey banking law.  Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the federal Bank Holding Company Act of 1956, as amended.  Each bank holding company controlling a New Jersey-chartered bank or savings bank must file certain reports with the NJDBI and is subject to examination by the NJDBI.

Federal Securities Laws

Bogota Financial Corp.’s common stock will be registered with the Securities and Exchange Commission after the offering.  Bogota Financial Corp. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Bogota Financial Corp. may be resold without registration.  Shares purchased by an affiliate of Bogota Financial Corp. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Bogota Financial Corp. meets the current public information requirements of Rule 144, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Bogota Financial Corp., or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Emerging Growth Company Status.  Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  Bogota Financial Corp. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes).  An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Bogota Financial Corp. will also not be subject to additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates).  Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement.  Such an election is irrevocable during the period a company is an emerging growth company.  Bogota Financial Corp. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  Upon completion of the reorganization, Bogota Financial Corp. will have in place policies, procedures and systems designed to comply with these regulations, and Bogota Financial Corp. will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Taxation

Federal Taxation

General.  Bogota Financial Corp. and Bogota Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Bogota Financial Corp. and Bogota Savings Bank.

Method of Accounting.  For federal income tax purposes, Bogota Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Net Operating Loss Carryovers.  Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely.  Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income.  See Note 8 in the Notes to consolidated financial statements that appear starting on page 75 of this Annual Report on Form 10-K for additional information. At December 31, 2019, Bogota Savings Bank had no net operating loss carryovers.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any loss remaining after the five year carryover period that has not been deducted is no longer deductible.  At December 31, 2019, Bogota Savings Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Bogota Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Bogota Savings Bank’s federal income tax returns and New Jersey State income tax returns have not been audited in the last three years.

State Taxation

In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey.  The statutory tax rate is currently 6.5%.  An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income.  The New Jersey alternative tax rate is 0.05% for 2019, 0.025% for 2020 and completely phased out as of January 1, 2021.  Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey.

ITEM 1A.	Risk Factors

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At December 31, 2019, approximately $384.3 million, or 71.28% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Monmouth and Ocean Counties in New Jersey.  Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area.  Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans.  Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in interest rates may reduce our profits.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.  Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements.  Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

As a result of our historical focus on one- to four-family residential real estate loans, the majority of our loans have fixed interest rates. This can create significant earnings volatility because of changes in market interest rates. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits, which have shorter durations.  In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations.  Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  Also, our interest rate risk modeling techniques and assumptions cannot fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A deterioration in economic conditions could reduce demand for our products and services and/or result in a decrease in our asset quality, which could have an adverse effect on our results of operations.

While economic conditions in our primary market remain strong, deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decrease;

•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decrease; and

•	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further negatively affect our financial performance.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our inability to generate core deposits could have an adverse effect on our net interest margin and profitability or may cause us to rely more heavily on wholesale funding strategies for liquidity needs.

Certificates of deposit comprised $400.2 million or $80.40% of our total deposits at December 31, 2019. Certificates of deposit due within one year of December 31, 2019 totaled $289.0 million, or 58.06% of total deposits.  This included $52.1 million of brokered deposits, which represented 10.47% of total deposits.  While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur.  Further, the considerable competition for deposits in our market area will also make it difficult for us to obtain reasonably-priced deposits.  If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

If our banking deposits that we receive from municipalities were lost within a short period of time, it could negatively impact our liquidity and earnings.

As of December 31, 2019, we held $14.0 million of deposits from municipalities in our primary market area in New Jersey.  These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits.  If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

Our strategy of increasing the amount of commercial and multi-family real estate loans we originate may expose us to increased lending risks.

At December 31, 2019, $119.8 million, or 22.23% of our loan portfolio, consisted of commercial and multi-family real estate loans.  We are committed to increasing our commercial lending.  However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans.  Repayment of commercial real and multi-family estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service.  Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property.  Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties.  Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within our loan portfolio.  We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio.  Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses.  In addition, the NJDBI and the Federal Deposit Insurance Corporation review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs.  Material additions to the allowance would materially decrease our net income.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties.  During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  In such event, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property.  Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Building market share through de novo branching may cause our expenses to increase faster than revenues.

We are considering building market share by opening de novo branches in contiguous markets.  There are considerable costs involved in de novo branching as new branches generally require time to generate sufficient revenues to offset their initial start-up costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient number of deposits and loans to offset expenses.  We cannot assure you that if we open new branches, they will be successful even after they have been established.

Acquisitions may disrupt our business and dilute shareholder value.

Our business strategy includes pursuing acquisition opportunities of other financial institutions.  We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.  Acquiring other banks may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things: difficulty in estimating the value of the target institution; payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term; potential exposure to unknown or contingent tax or other liabilities; exposure to potential asset quality problems; difficulty and expense of integrating the operations and personnel of the target institution; risk that the acquired business will not perform according to management’s expectations because of our inability to realize projected revenue increases, cost savings, improved geographic or product presence, or other projected benefits; potential disruptions to our business; potential diversion of our management's time and attention; and the possible loss of key employees and customers of the target institution.

Our business strategy contemplates moderate organic growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $224.2 million, or 41.3%, from $542.4 million at December 31, 2014 to $766.6 million at December 31, 2019, primarily due to increases in loans receivable.  Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations.  Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market.  Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

Our investments in corporate and municipal debt securities obligations expose us to additional credit risks, which could adversely affect our financial condition and results of operations.

Our investment portfolio historically has consisted primarily of mortgage-backed securities insured or guaranteed by the United States or agencies thereof. We also have invested in bank-qualified municipal obligations and corporate bonds that are not backed by the federal government and expose us to a greater credit risk than U.S. agency securities. Any decline in the credit quality of these securities exposes us to the risk that the market value of the securities could decrease that may require us to write down their value and could lead to a possible default in payment.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment.  Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which became effective January 1, 2018, also enacted limitations on certain deductions including (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage and home equity loans, (2) a limit on the deductibility of business interest expense and (3) a limit on the deductibility of property taxes and state and local income taxes.  These changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for residential mortgage loans, and could make it harder for borrowers to make their loan payments.  These changes in the tax laws also have a disproportionate effect on taxpayers in states with higher state and local taxes, like New Jersey.  If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses.  This would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Bogota Savings Bank rather than for the protection of our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for loan losses.  These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations.  Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

Strong competition within our market area may reduce our profits and slow growth.

We face strong competition in making loans and attracting deposits.  Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, and may reduce our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  Many of our competitors have substantially greater resources and lending limits than we have and may offer services that we do not provide.  Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas.  If we are unable to effectively compete in our market area, our profitability would be negatively affected.  The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.  For more information about our market area and the competition we face, see “Business of Bogota Savings Bank—Market Area” and “—Competition.”

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios.  The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt out is exercised.  We elected to exercise our one-time option to opt out of the requirement to include certain “available-for-sale” securities holdings for calculating our regulatory capital ratios. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%.  An institution will be subject to limitations on paying dividends, repurchasing its shares, and paying discretionary bonuses, if its capital levels fall below the buffer amount.

The federal banking agencies adopted a rule, effective January 1, 2020, that authorizes institutions with assets of less than $10 billion and that meet other specified criteria, to elect to comply with a “community bank leverage ratio” (the ratio of a bank’s Tier 1 equity capital to average total consolidated assets) of 9% in lieu of the generally applicable leverage and risk-based capital requirements under Basel III.  A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.  Several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Our success depends on retaining certain key personnel.

Our performance largely depends on the talents and efforts of our experienced senior management team.  We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation.  The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our income.  In addition, loss of key personnel could result in increased recruiting and hiring expenses, which would reduce our net income.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Systems failures or breaches of our network security could adversely affect our financial condition and results of operation and subject us to increased operating costs as well as litigation and other liabilities.

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, cyber attacks, adversely affects our financial condition or results of operations and viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats. There continues to be a rise in security breaches and cyber attacks within the financial services industry.  For example, financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware, ransomware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Natural disasters, acts of terrorism, global market disruptions and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.  Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events.  Global market disruptions may affect our business liquidity.  Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

The coronavirus pandemic could adversely affect our business and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict its impact. The extent of such impact will depend on future developments, which are highly uncertain, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

We do not carry business interruption insurance.  If we are unable to recover from a business disruption on a timely basis or if the outbreak and its effects lead to recessionary conditions or a deterioration in economic conditions, we could be subject to any of the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets, and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value;
•	a work stoppage, forced quarantine, or other interruption of our business may occur;
•	our allowance for loan losses may have to be increased, especially if we believe an increase in our qualitative factors is warranted;
•	future borrowing power of our clients may be reduced;
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;
•	the value of our securities portfolio may decline; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above, or other factors, could materially adversely affect impact our business, financial condition, results of operations and prospects.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and bank regulators, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us.  We try to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks.  While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks.  Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk.  Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

Risks Related to Ownership of Our Common Stock

Federal Reserve Board regulations and policy effectively prohibit Bogota Financial, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.

Bogota Financial Corp.’s board of directors has the authority to declare dividends on our common stock subject to statutory and regulatory requirements.  We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future.  Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

Under current Federal Reserve Board regulations and policy, if Bogota Financial Corp. pays dividends to its public stockholders, it also would be required to pay dividends to Bogota Financial, MHC, unless Bogota Financial, MHC waives the receipt of such dividends.  Current Federal Reserve Board policy has been to prohibit mutual holding companies that are regulated as bank holding companies, such as Bogota Financial, MHC, from waiving the receipt of dividends and the Federal Reserve Board’s regulations implemented after the enactment of the Dodd-Frank Act effectively prohibit federally-chartered mutual holding companies from waiving dividends declared by their subsidiaries.  See “Supervision and Regulation—Holding Company Regulation—Waivers of Dividends by Bogota Financial, MHC” for a further discussion of the applicable requirements related to the potential waiver of dividends by a mutual holding company.  Unless Federal Reserve Board regulations or policy change by allowing Bogota Financial, MHC to waive the receipt of dividends declared by Bogota Financial Corp. without diluting minority stockholders, it is unlikely that Bogota Financial Corp. will pay any dividends.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the NASDAQ Capital Market. Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Bogota Financial, MHC’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Bogota Financial, MHC owns a majority of Bogota Financial Corp.’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders.  The votes cast by Bogota Financial, MHC may not be in your personal best interests as a stockholder. For example, Bogota Financial, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Bogota Financial Corp. and will be able to elect all of the directors of Bogota Financial Corp.  Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares.  Stockholders may also desire a second-step conversion transaction, since most fully stock institutions tend to trade at higher multiples of book value than mutual holding companies.  However, stockholders will not be able to force a merger or a second-step conversion transaction without the consent of Bogota Financial, MHC since such transactions also require, under New Jersey and federal law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if Bogota Financial, MHC votes to approve such transactions.

We are an emerging growth company and have elected to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies. As such, our common stock may be less attractive to investors.

We are an emerging growth company and for as long as we continue to be an emerging growth company, we plan to take advantage of exemptions from various reporting requirements applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  Investors may find our common stock less attractive as we rely on these exemptions.

As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting.  We may be an emerging growth company for up to five years following the completion of this offering. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of this offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Even if we no longer qualify as an emerging growth company, as a smaller reporting company, we would still be eligible to use reduced disclosure requirements, which may make our common stock less attractive to investors.

Even if we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company.  As such, we plan to take advantage of reduced disclosure obligations, including regarding executive compensation, in our periodic reports and proxy statements.  As a result, investors may find our common stock less attractive.  As a smaller reporting company that is a non-accelerated filer, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting.  We would remain a smaller reporting company as long as (1) the public float for our securities remains below $250 million or (2) our annual revenues remain below $100 million and our public float remains below $700 million.  We would remain a non-accelerated filer as long as the public float of our securities remains below $75 million (or any higher threshold amount, as currently proposed by the Securities and Exchange Commission).

Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.

Applicable regulations restrict us from repurchasing any of our shares of common stock during the first year following our initial public offering, unless we obtain prior approval from the NJDBI.  Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the first year following the offering may negatively affect our stock price.

Various factors may make takeover attempts more difficult to achieve.

Stock banks and savings banks or their holding companies, as well as individuals, may not acquire control of a mutual holding company, such as Bogota Financial Corp.  As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies.  Accordingly, it is very unlikely, that Bogota Financial Corp. would be subject to any takeover attempt by activist stockholders or other financial institutions.  There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person, other than Bogota Financial, MHC, from voting more than 10% of the shares of common stock outstanding.  In addition, state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Bogota Financial Corp. without our board of directors’ prior approval.

Under Federal Reserve Board regulations, for a period of three years following completion of our initial public offering, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board.  In addition, under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company.  Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company.

Also, a bank holding company must obtain the prior approval of the Federal Reserve Board and the NJDBI before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including Bogota Savings Bank.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2019, the net book value of our land, building and equipment was $4.2 million.  The following table sets forth information regarding our offices as of December 31, 2019:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road Teaneck, NJ 07666	Owned	2004	$3,804

60 East Main Street Bogota, NJ 07603	Owned	1941	$254

Other Offices:

885 Teaneck Road Teaneck, NJ 07666	Leased	2015	$36
655 Pomander Walk(1) Teaneck, NJ 07666	Leased	2010	$10

(1)	Private location for facility residences and employees.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business.  At December 31, 2019, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. has been listed on The NASDAQ Capital Market under the symbol “BSBK” since January 16, 2020.  At March 25, 2020, Bogota Financial Corp. had approximately 1,084 stockholders of record.

Bogota Financial Corp. currently does not anticipate paying a dividend to its stockholders.  The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies.  In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.  Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the NJDBI, may be paid in addition to, or in lieu of, regular cash dividends.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2019.

Use of Proceeds

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020 through the sale of shares of its common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, as amended (Commission File No. 333-233680), as declared effective on November 12, 2019.  Bogota Financial Corp. sold 5,657,735 shares of common stock at $10.00 per share in its subscription offering.  In connection with the reorganization, the Company also issued 263,150 shares of common stock to Bogota Savings Bank Charitable Foundation, Inc. and 7,236,640 shares of common stock to Bogota Financial, MHC, the New Jersey-chartered mutual holding company. The gross offering proceeds were $56.6 million and the net offering proceeds (after offering expenses) were $2.0 million.  Of the net offering, $6.0 million was used to fund a loan for its newly formed employee stock ownership plan (which in turn used those funds to purchase up to 515,775 or 3.92% of the issued shares), $27.3 million was contributed to Bogota Savings Bank and $21.0 million was retained by Bogota Financial Corp. for future use. Sandler O’Neill + Partners, L.P. served as marketing agent for the offering.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data for Bogota Savings Bank at the dates and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page 50 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2019 and 2018 is derived in part from the audited consolidated financial statements appearing in this prospectus. The information at and for the years ended December 31, 2017, 2016 and 2015 is derived in part from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$766,612	$665,009	$642,142	$623,301	$563,848
Cash and cash equivalents	127,863	24,518	22,558	41,492	21,009
Securities held-to-maturity	56,093	70,049	63,761	48,593	50,603
Securities available-for-sale	13,749	13,600	11,800	15,009	12,647
Loans receivable, net	537,157	526,670	513,590	488,587	456,614
Bank owned life insurance	17,410	17,004	16,548	16,068	7,724
Total liabilities	691,634	592,531	572,834	558,959	503,273
Deposits	497,749	510,293	476,456	477,698	373,843
Borrowings	97,092	74,639	89,231	74,570	122,689
Total equity	74,978	72,478	68,308	64,343	60,575

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest income	$23,142	$21,986	$20,435	$19,043	$18,179
Interest expense	11,973	8,757	6,525	6,058	4,844
Net interest income	11,169	13,229	13,910	12,985	13,335
Provision for loan losses	—	—	100	100	75
Net interest income after provision for loan losses	11,169	13,229	13,810	12,885	13,260
Non-interest income	544	614	615	634	570
Non-interest expenses	8,434	8,316	7,893	7,483	7,161
Income before income taxes	3,279	5,527	6,532	6,036	6,669
Income taxes	851	1,390	2,630	2,229	2,543
Net income	$2,428	$4,137	$3,902	$3,807	$4,126

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets (1)	0.36%	0.63%	0.63%	0.64%	0.75%
Return on average equity (2)	3.30%	5.87%	5.88%	6.10%	7.01%
Interest rate spread (3)	1.51%	1.97%	2.25%	2.16%	2.40%
Net interest margin (4)	1.73%	2.12%	2.36%	2.27%	2.53%
Efficiency ratio (5)	72.01%	60.07%	54.34%	54.95%	51.50%
Average interest-earning assets to average interest-bearing liabilities	112.28%	110.68%	109.89%	110.19%	111.82%
Loans to deposits	107.92%	103.60%	108.21%	102.67%	122.62%
Equity to assets (6)	10.96%	10.67%	10.64%	10.46%	10.94%

Capital Ratios:
Tier 1 capital (to adjusted total assets)	10.78%	11.19%	10.79%	10.57%	10.94%
Tier 1 capital (to risk-weighted assets)	17.29%	17.85%	17.40%	16.99%	18.29%
Total capital (to risk-weighted assets)	17.76%	18.34%	17.40%	17.49%	18.82%
Common equity Tier 1 capital (to risk-weighted assets)	17.29%	17.85%	17.90%	17.49%	18.82%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.37%	0.37%	0.38%	0.38%	0.39%
Allowance for loan losses as a percent of non-performing loans	341.71%	201.43%	55.48%	112.14%	93.97%
Net recoveries to average outstanding loans during the period	—	—	—	—	—
Non-performing loans as a percent of total loans	0.11%	0.19%	0.69%	0.83%	0.41%
Non-performing assets as a percent of total assets	0.08%	0.15%	0.55%	0.65%	0.34%

Other Data:
Number of offices	2	2	2	2	2
Number of full-time equivalent employees	41	45	42	46	43

(1)Represents net income divided by average total assets.

(2)Represents net income divided by average equity.

(3)Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.  Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 30% for 2020, 30% for 2019 and 2018 and 34% for the previous periods.

(4)Represents net interest income as a percent of average interest-earning assets.  Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 30% for 2020, 30% for 2019 and 2018 and 34% for the previous periods.

(5)Represents non-interest expense divided by the sum of net interest income and non-interest income.

(6)Represents average equity divided by average total assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K.  You should read the information in this section in conjunction with the other business and financial information provided in this Annual Report on Form 10-K.

Overview

Net Interest Income.  Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  The allowance for loan losses is increased through charges to the provision for loan losses.  Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable.  Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized.

Non-interest Income.  Our primary sources of non-interest income are banking fees and service charges, net gains in cash surrender value of bank-owned life insurance and miscellaneous income.

Non-Interest Expenses.  Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, federal deposit insurance premiums, advertising, directors fees, professional fees and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for worker’s compensation and disability insurance, health insurance, retirement plans and other employee benefits, as well as other incentives.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Data processing expenses are fees we pay to third parties for use of their software and for processing customer information, deposits and loans.

Advertising includes most marketing expenses including multi-media advertising (public and in-store), promotional events and materials, civic and sales focused memberships, and community support.

Professional fees include legal, accounting, auditing, risk management and payroll processing expenses.

Directors fees consist of the fees we pay to our directors for their service on our board of directors, as well as the costs associated with the directors’ retirement plan.

Other expenses include expenses for office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Income Tax Expense.  Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our 126-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service.  We believe we can distinguish ourselves by maintaining the culture of a local community bank. The following are the key elements of our business strategy:

Continue to focus on residential real estate lending.  We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area.  As of December 31, 2019, $384.3 million, or 71.28% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending.  We have increased our commercial real estate and multi-family loan portfolio to $119.8 million, or 22.23% of total loans, at December 31, 2019, from $68.4 million, or 15.8% of total loans, at December 31, 2014.  We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average term to repricing of our loans.  To accelerate this initiative and expand our commercial lending capacity, we hired an additional lender in September 2019 and will continue to seek to hire one or more additional lenders.  We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area.  Further, the additional capital raised in the offering will enable us to increase our commercial real estate and multi-family loan originations in our market area, and originate loans with larger balances that we intend to retain in our portfolio.

Commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans.  Repayment of commercial and multi-family estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service.  Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property.  Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties.  Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Increase lower-cost core deposits.  We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities.  We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service.  At December 31, 2019, core deposits comprised 19.6% of our total deposits.  Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services.

Grow through opportunistic bank or branch acquisitions.  We will consider both organic growth as well as acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to continue to expand into contiguous markets.  We will consider expanding our branch network and establishing a loan production office in central New Jersey.  The capital we raised in the offering will also provide us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.  While we have periodically engaged in conversations with other smaller financial institutions about strategic combinations, we do not currently have any agreements or planned activity regarding any specific acquisition transaction.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as renegotiating key third-party contracts and reducing other operating expenses.  Our efficiency ratio was 72.01% during the year ended December 31, 2019.  While we expect our non-interest expenses to increase when we become a public company, we will continue to monitor and control expenses as we focus on growth.  To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting.  We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio.  At December 31, 2019, non-performing assets totaled $590,000, which represented 0.08% of total assets. At December 31, 2019, there were $570,000 of non-performing residential real estate loans and $20,000 of non-performing consumer loans.

Anticipated Increase in Non-Interest Expense

Following the January 2020 completion of the reorganization and stock offering, our non-interest expenses are expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders, no earlier than six months after the completion of the reorganization and stock offering.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses.  We consider the accounting policy discussed below to be a critical accounting policy, which is presented in the notes to the consolidated financial statements.  The estimates and assumptions that we use are based on historical experience and various other factors that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act, which was enacted in 2012, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company” we plan to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  We intend to take advantage of the benefits of this extended transition period.  Accordingly, our financial statements may not be fully comparable to public companies that comply with such new or revised accounting standards.

The following represents our critical accounting policy:

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

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable.

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,978	$681	2.13%	$26,642	$500	1.88%	$14,959	$167	1.12%
Loans	534,249	20,230	3.79	508,873	19,189	3.77	497,709	18,263	3.67
Securities	72,558	1,920	2.65	84,185	1,984	2.36	72,240	1,727	2.39
Other interest-earning assets	5,225	311	5.96	4,412	313	7.09	5,175	278	5.37
Total interest-earning assets	644,010	23,142	3.59	624,112	21,986	3.52	590,083	20,435	3.46
Non-interest-earning assets	27,871			36,108			33,801
Total assets	$671,881			$660,220			$623,884

Liabilities and Equity:
NOW and money market accounts	$60,876	$767	1.26	$88,919	$826	0.93	$107,903	$875	0.81
Savings accounts	29,967	77	0.26	34,530	88	0.26	28,173	107	0.28
Certificates of deposit	397,314	9,066	2.28	372,908	6,537	1.75	309,172	4,263	1.38
Total interest-bearing deposits	488,157	9,910	2.03	496,357	7,451	1.5	455,248	5,245	1.15

Federal Home Loan Bank advances	85,400	2,063	2.42	67,512	1,307	1.94	81,733	1,280	1.57
Total interest-bearing liabilities	573,557	11,973	2.09	563,869	8,757	1.55	536,981	6,525	1.22
Non-interest-bearing deposits	13,687			12,721			11,633
Other non-interest-bearing liabilities	11,003			5,673			8,875
Total liabilities	598,247			582,263			557,489
Total equity	73,634			70,477			66,395
Total liabilities and equity	$671,881			$652,740			$623,884
Net interest income		$11,169			$13,228			$13,970
Interest rate spread (1)			1.51%			1.97%			2.25%
Net interest margin (2)			1.73%			2.12%			2.36%
Average interest-earning assets to average interest-bearing liabilities		$70,453			$60,243			$53,102

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior two columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$114	$67	$181	$220	$114	$344
Loans receivable	961	80	1,041	421	504	925
Securities	(308)	244	(64)	281	(24)	257
Other interest-earning assets	48	(50)	(2)	(54)	89	35
Total interest-earning assets	815	341	1,156	868	683	1,551

Interest expense:
NOW and money market accounts	(353)	294	(59)	(176)	127	(49)
Savings accounts	(12)	1	(11)	(9)	(10)	(19)
Certificate of deposit	552	1,978	2,530	1,118	1,160	2,278
Federal Home Loan Bank advances	432	324	756	̶	27	27
Total interest-bearing liabilities	619	2,597	3,216	933	1,304	2,237

Net increase (decrease) in net interest income	$196	$(2,256)	$(2,060)	$(65)	$(621)	$(686)

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets.  Total assets increased $101.6 million, or 15.28%, to $766.6 million at December 31, 2019 from $665.0 million at December 31, 2018.  The increase was primarily due to a $10.5 million, or 1.99%, increase in loans and an $103.3 million, or 421.51%, increase in cash and cash equivalents, offset by a $14.0 million, or 19.92%, decrease in securities held-to-maturity.

Cash and Cash Equivalents.  Total cash and cash equivalents increased $103.3 million, or 421.51%, to $127.9 million at December 31, 2019 from $24.5 million at December 31, 2018.  This increase resulted from proceeds from stock subscription offering.

Securities Available for Sale.  Total securities available for sale increased $149,000, or 1.09%, to $13.7 million at December 31, 2019 from $13.6 million.  The increase was due to an increase of $224,000 in corporate bonds, partially offset by a decrease of $126,000 in mortgage-backed securities.

Securities Held to Maturity.  Total securities held to maturity decreased $14.0 million, or 19.92%, to $56.1  million at December 31, 2019 from $70.0 million at December 31, 2018, primarily due to a $5.7 million decrease in U.S. government agency obligations, a $5.8 million decrease in municipal securities and a $3.8 million decrease in mortgage-backed securities, offset by a $1.4 million increase in corporate bonds.

Net Loans.  Net loans increased $10.5 million, or 1.99%, to $537.2 million at December 31, 2019 from $526.7 million at December 31, 2018.  The increase was due to a $8.0 million, or 2.12%, increase in one- to four-family residential mortgage loans to $384.3 million at December 31, 2019 from $376.3 million at December 31, 2018, an increase of $1.3 million, or 5.18%, in consumer loans to $26.8 million at December 31, 2019 from $25.5 million at December 31, 2018, partially offset by a $3.3, or 2.75%, decrease in commercial real estate and multi-family loans, to $119.8 million at December 31, 2019 from $123.2 million at December 31, 2018.  The increase in one- to four-family residential real estate loans was due to the purchase of $12.9 million of such loans during 2019.  The increase in consumer loans reflects an increase in home equity loans.  The decrease in commercial real estate and multi-family loans resulted from prepayments of multi-family and commercial real estate loans exceeding originations on new loans.

Deposits.  Total deposits decreased $12.5 million, or 2.46%, to $497.7 million at December 31, 2019 from $510.3 million at December 31, 2018.  The decrease in deposits reflected a decrease in NOW and money market accounts of $31.0 million, or 38.38%, to $49.7 million at December 31, 2019 from $80.7 million at December 31, 2018, a $233,000, or 0.74%, offset by an increase in savings accounts to $31.7 million at December 31, 2019 from $31.5 million at December 31, 2018 and a $14.6 million, or 3.78%, increase in certificates of deposit from $385.6 million at December 31, 2018 to $400.2 million at December 31, 2019.  The decrease in

NOW and money market accounts resulted from the withdrawal of a large deposit by a local municipality.  The increase in savings accounts reflected strong competition and pricing in the market.  The increase in certificates of deposit reflected offering of special promotions certificates at times during the year.  At December 31, 2019, municipal deposits totaled $14.0 million, which represented 2.81% of total deposits, and brokered deposits totaled $52.1 million, which represented 10.47% of total deposits.

Borrowings.  Federal Home Loan Bank of New York borrowings increased $22.5 million, or 30.8%, to $97.1 million at December 31, 2019 from $74.6 million at December 31, 2018, as we used borrowings to fund loan growth and replace deposit outflow.

Total Equity.  Total equity increased $2.5 million, or 3.45%, to $75.0 million at December 31, 2019 from $72.5 million at December 31, 2018.  The increase was primarily due to net income of $2.4 million for the year ended December 31, 2019.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General.  Net income decreased by $1.7 million, or 41.3%, to $2.4 million for the year ended December 31, 2019 from $4.1 million for the year ended December 31, 2018.  The decrease was primarily due to a $2.1 million decrease in net interest income and a $118,000 increase in non-interest expenses, offset in part by a $540,000 decrease in income tax expense.

Interest Income.  Interest income increased $1.1 million, or 5.26%, to $23.1 million for the year ended December 31, 2019 from $22.0 million for the year ended December 31, 2018, primarily due to a $25.4 million increase in the average balance of loans and a seven basis points increase in the average yield on interest-earning assets to 3.59% for the year ended December 31, 2019 from 3.52% for the year ended December 31, 2018.

Interest income on loans increased $1.0 million, or 5.43%, to $20.2 million for the year ended December 31, 2019 from $19.2 million for the year ended December 31, 2018.  Interest income on loans increased due to a $25.4 million increase in the average balance of loans to $534.2 million for the year ended December 31, 2019 from $508.9 million for the year ended December 31, 2018.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases.  The increase also reflected a two basis point increase in the average yield on loans from 3.77% for the year ended December 31, 2018 to 3.79% for the year ended December 31, 2019.

Interest income on securities decreased $64,000, or 3.23%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an $11.6 million, or 13.81%, decrease in the average balance of securities to $72.6 million for the year ended December 31, 2019 from $84.2 million for the year ended December 31, 2018, offset by a 29 basis point increase in the average yield to 2.65% for the year ended December 31, 2019 from 2.36 for the year ended December 31, 2018.

Interest Expense.  Interest expense increased $3.2 million, or 36.72%, to $12.0 million for the year ended December 31, 2019 from $8.8 million for the year ended December 31, 2018.  The increase primarily reflected a 54 basis point increase in the average cost of interest-bearing liabilities to 2.09% for the year ended December 31, 2019 from 1.55% for the year ended December 31, 2018, as well as a $9.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $2.5 million, or 33.02%, to $9.9 million for the year ended December 31, 2019 from $7.5 million for the year ended December 31, 2018.  This increase was due primarily to a 53 basis point increase in the average cost of interest-bearing deposits to 2.03% for the year ended December 31, 2019 from 1.50% for the year ended December 31, 2018, offset by a $8.2 million decrease in the average balance of deposits to $488.2 million for the year ended December 31, 2019 from $496.4 million for the year ended December 31, 2018.  The increase in the average cost of deposits was due to the rising interest rate environment, a higher percentage of certificates of deposit relative to total deposits and increased competition from other financial service providers operating in our market.  The decrease in the average balance of deposits was due to the Bank’s reliance on borrowings to fund asset growth and deposit outflows.

Interest expense on Federal Home Loan Bank borrowings increased $756,000, or 57.8%, to $2.1 million for the year ended December 31, 2019 from $1.3 million for the year ended December 31, 2018.  The increase was primarily due to a $17.9 million increase in the average balance of Federal Home Loan Bank borrowings from $67.5 million for the year ended December 31, 2018 to $85.4 million for the year ended December 31, 2019.  The interest expense on Federal Home Loan Bank borrowings also increased due to a 48 basis point increase in the average cost of Federal Home Loan Bank borrowings to 2.42% for the year ended December 31, 2019 from 1.94% for the year ended December 31, 2018.  The increase in the average cost of Federal Home Loan Bank borrowings also reflected the rising interest rate environment during the period.

Net Interest Income.  Net interest income decreased $2.1 million, or 15.57%, to $11.2 million for the year ended December 31, 2019 from $13.2 million for the year ended December 31, 2018.  The decrease reflected a 46 basis point decrease in our net interest rate spread to 1.51% for the year ended December 31, 2019 from 1.97% for the year ended December 31, 2018. Our net interest margin decreased 39 basis points to 1.73% for the year ended December 31, 2019 from 2.12% for the year ended December 31, 2018.

Provision for Loan Losses.  We did not record a provision for loan losses for either the year ended December 31, 2019 or 2018, as a result of the low and decreasing level of delinquent and non-accrual loans in the portfolio, as well as the absence of any change-offs.  Non-performing assets decreased to $590,000, or 0.08 % of total assets, at December 31, 2019.  We recorded $40,000 of net charge-offs for the year ended December 31, 2019 and no net charge-offs in 2018.  The allowance for loan losses was $2.0 million, or 0.37% of loans outstanding, at December 31, 2019.

Non-Interest Income.  Non-interest income decreased $71,000, or 11.58%, to $543,000 for the year ended December 31, 2019 from $614,000 for the year ended December 31, 2018 due to a $51,000 decrease in bank-owned life insurance and a $9,200 decrease in bank fees and service charges.  The decrease in bank-owned life insurance was due to changes to contractual yields.  Bank fees and service charges decreased in 2019 primarily due to a decrease in late charges.

Non-Interest Expenses.  Non-interest expenses increased $118,000 or 1.42%, to $8.4 million for the year ended December 31, 2019 from $8.3 million for the year ended December 31, 2018.  The increase was primarily the result of a $388,000 increase in salaries and employee benefits expense, offset by an $116,000 decrease in data processing costs and a $149,000 decrease in FDIC insurance assessment. Salaries and employee benefit expense increased during 2019 due to annual salary increases and an average increase in the number of employees during the year.  Data processing costs decreased during 2019 due to termination costs expensed in 2018 associated with our data processing conversion.

Income Tax Expense.  Income tax expense decreased $540,000, or 38.83% to $851,000 for the year ended December 31, 2019 from $1.4 million for the year ended December 31, 2018.  The decrease was due primarily to a $2.2 million decrease in pre-tax income.   The effective tax rate for 2019 and 2018 was 25.9% and 25.2% respectively.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as December 31, 2019.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change

400 bp	$40,717	$(32,948)	(44.73)%	5.90%	(38.54)%
300 bp	50,265	(23,400)	(31.77)	7.10	(26.04)
200 bp	59,955	(13,710)	(18.61)	8.24	(14.17)
4.89100 bp	68,263	(5,402)	(7.33)	9.13	(4.89)
0	73,665	—	—	9.60	—
(100) bp	84,131	10,466	14.21	10.71	11.56
(200) bp	97,391	23,726	32.21	12.12	26.25

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

As of December 31, 2019, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	5.83%
300	4.71%
200	3.62%
100	2.27%
0	—
(100)	(3.10)%
(200)	(3.10)%

_________________

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At December 31, 2019, we had the ability to borrow up to $155.4 million, of which $97.1 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At December 31, 2019, we had $51.0 million in unsecured lines of credit with four correspondent banks with an no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At December 31, 2019, cash and cash equivalents totaled $127.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $13.7 million at December 31, 2019.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2019 totaled $289.0 million, or 58.06%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation.  At December 31, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.  See Note 10 in the Notes to the consolidated financial statements.

The net offering proceeds will significantly increase our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements.  We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  The financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss is represented by the contractual amount of the instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At December 31, 2019, we had $11.3 million of commitments to originate loans, comprised of $4.0 million of commitments under commercial loans and lines of credit (including $3.7 million of unadvanced portions of commercial construction loans), $43.2 million of commitments under home equity loans and lines of credit and $421,000 of unfunded commitments under consumer lines of credit. In addition, at December 31, 2019, we had $50,000 in standby letters of credit outstanding.  See Note 11 in the Notes to the consolidated financial statements for further information.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 55 of this prospectus for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, market interest rates generally have a more significant impact on a financial institution’s performance than inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see Item 7.  “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Management of Market Risk.”

ITEM 8.	Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bogota Savings Bank

Teaneck, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Savings Bank (the "Bank") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on the Bank's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Bank's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Bank's auditor since 2009.

Livingston, New Jersey

March 30, 2020

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2019 and 2018

	2019	2018
ASSETS
Cash and due from banks	$5,176,241	$5,744,106
Interest-bearing deposits in other banks	122,686,318	18,773,496
Cash and cash equivalents	127,862,559	24,517,602

Securities available for sale	13,748,561	13,599,806
Securities held to maturity (fair value 2019- $56,582,299, 2018- $68,802,922)	56,093,317	70,048,579
Loans, net of allowance $2,016,174 and $1,976,175 at December 31, 2019 and 2018 respectively	537,157,217	526,669,660
Premises and equipment, net	4,196,753	4,656,903
Federal Home Loan Bank (“FHLB”) stock	5,672,700	4,684,300
Accrued interest receivable	2,021,360	1,946,768
Bank owned life insurance	17,409,745	17,004,105
Other assets	2,450,042	1,880,815
Total assets	$766,612,254	$665,008,538

LIABILITIES AND EQUITY
Liabilities
Deposits
Non-interest bearing	$16,122,231	$12,500,091
Interest bearing	481,627,221	497,793,237
	497,749,452	510,293,328

FHLB advances	97,092,484	74,638,690
Advance payments by borrowers for taxes and insurance	3,191,706	4,332,611
Subscription offering proceeds	90,349,840	-
Other liabilities	3,250,925	3,266,141
Total liabilities	691,634,407	592,530,770

Commitments & Contingencies-see note 11

Equity
Retained earnings	75,291,512	72,794,887
Accumulated other comprehensive loss	(313,665)	(317,119)
Total equity	74,977,847	72,477,768
Total liabilities and equity	$766,612,254	$665,008,538

See accompanying notes to consolidated financial statements

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2019 and 2018

	2019	2018
Interest income
Loans	$20,229,978	$19,188,860
Securities
Taxable	1,830,199	1,863,592
Tax-exempt	89,453	120,234
Other interest-earning assets	992,486	813,617
Total interest income	23,142,116	21,986,303

Interest expense
Deposits	9,910,147	7,450,527
FHLB of New York advances	2,062,578	1,306,880
Total interest expense	11,972,725	8,757,407

Net interest income	11,169,391	13,228,896

Provision for loan losses	—	—

Net interest income after provision for loan losses	11,169,391	13,228,896

Non-interest income
Fees and service charges	111,379	120,652
Bank owned life insurance	405,640	456,432
Other	26,261	37,100
Total non-interest income	543,280	614,184

Non-interest expenses
Salaries and employee benefits	4,865,342	4,476,976
Occupancy and equipment	680,421	690,365
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	44,457	193,452
Data processing	919,158	1,034,839
Advertising	262,136	260,000
Director fees	661,464	671,732
Professional fees	285,614	225,278
Other	715,555	763,170
Total non-interest expenses	8,434,147	8,315,812

Income before income taxes	3,278,524	5,527,268

Income tax expense	850,612	1,390,591

Net income	$2,427,912	$4,136,677

See accompanying notes to consolidated financial statements

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2019 and 2018

	2019	2018

Net income	$2,427,912	$4,136,677

Other comprehensive (loss) income:
Unrealized gains/losses on securities available for sale:
Unrealized holding gain (loss) arising during the period	45,448	(130,839)
Tax effect	(12,775)	36,779

Net of tax	32,673	(94,060)

Defined benefit retirement plans:
Net (loss) gain arising during the period including changes in assumptions	68,878	10,053
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits *	(143,905)	146,043
Tax effect, income tax benefit	114,521	(29,434)
Net of tax	39,494	126,662

Total other comprehensive income	72,167	32,602

Comprehensive income	$2,500,079	$4,169,279

* Includes an income tax benefit in 2018 of $41,000 related to reclassification adjustments.

See accompanying notes to consolidated financial statements

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2019 and 2018

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2018	$68,658,210	$(349,721)	$68,308,489

Net income	4,136,677	—	4,136,677

Other comprehensive income	—	32,602	32,602

Balance at December 31, 2018	72,794,887	(317,119)	72,477,768

Net income	2,427,912	—	2,427,912

Other comprehensive income	—	72,167	72,167

Reclassification of the stranded tax effects from the enactment of the Tax Cuts and Jobs Act	68,173	(68,173)	—

Balance at December 31, 2019	$75,291,512	$(313,665)	$74,977,847

See accompanying notes to consolidated financial statements

BOGOTA SAVINGS BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net income	$2,427,912	$4,136,677
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	—
Depreciation of premises and equipment	295,865	312,624
Amortization of deferred loan fees	449,678	444,271
Amortization of premiums and accretion of discounts on securities, net	114,763	151,244
Deferred income tax benefit	(86,119)	(84,251)
Increase in cash surrender value of bank owned life insurance	(405,640)	(456,432)
Changes in
Accrued interest receivable	(74,592)	(220,313)
Net changes in other assets	(219,773)	(565,739)
Net changes in other liabilities	71,748	461,946
Net cash provided by operating activities	2,573,842	4,180,027

Cash flows from investing activities
Purchases of securities available for sale	(2,544,239)	(3,000,000)
Purchases of securities held to maturity	(6,547,395)	(16,254,130)
Maturities, calls, and repayments of securities available for sale	2,326,169	918,388
Maturities, calls, and repayments of securities held to maturity	20,502,657	9,966,604
Loans purchased	(12,888,107)	(25,648,599)
Net decrease in loans	1,950,872	12,124,639
Purchases of premises and equipment	(159,294)	(523,911)
Purchase of FHLB stock	(4,195,300)	(2,311,300)
Redemption of FHLB stock	3,206,900	3,029,900
Net cash provided by (used in) investing activities	1,652,263	(21,698,409)

Cash flows from financing activities
Net (decrease) increase in deposits	(12,543,876)	33,837,263
Net (decrease) increase in short-term FHLB advances	(49,000,000)	20,500,000
Proceeds from long-term FHLB non-repo advances	80,000,000	—
Repayments of long-term FHLB non-repo advances	(8,546,206)	(28,092,186)
Repayments of long-term FHLB repo advances	—	(7,000,000)
Subscription offering proceeds	90,349,840	—
Net increase in advance payments from borrowers for taxes and insurance	(1,140,906)	232,595
Net cash provided by financing activities	99,118,852	19,477,672

Net increase in cash and cash equivalents	103,344,957	1,959,290

Cash and cash equivalents – beginning of year	24,517,602	22,558,312
Cash and cash equivalents – end of year	$127,862,559	$24,517,602

Supplemental cash flow information
Income taxes paid	$603,000	$2,185,000
Interest paid	$11,972,725	$8,757,407

See accompanying notes to consolidated financial statements

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.  As of December 31, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the consolidated financial statements include the accounts of Bogota Savings Bank (the “Bank”) and its wholly-owned subsidiaries, Bogota Securities Corp. and Bogota Properties, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at December 31, 2019 and 2018.

The Bank generally grants residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey.  The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances.  The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $56.6 million.  In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company.  Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or equity.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Flows:  Cash and cash equivalents include cash and deposits with other banks with maturities within one year.  Net cash flows are reported for customer loan and deposit transactions and short-term FHLB advances.

Interest-Bearing Deposits in Other Banks:  Interest-bearing deposits in other banks mature within one year and are carried at cost.

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities (“MBSs”) where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows:  1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  The Bank makes real estate and consumer loans to customers.  A substantial portion of the loan portfolio is represented by loans in northern New Jersey.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by provisions for loan losses charged to income.  Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible.  Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  The allowance consists of specific and general components.

The specific component relates to loans that are individually classified as impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest contractually due.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank reviews loans for impairment that are individually evaluated for collectability in accordance with the Bank’s normal loan review procedures. If (principally commercial real estate loans) a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The general component covers non‑impaired loans and is based on historical loss experience, adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The Bank consistently applies this methodology to all portfolio segments.  The following portfolio segments have been identified:  Residential Real Estate, Commercial Real Estate, Construction, Commercial and Industrial and Consumer.

Residential Real Estate Loans – Residential real estate loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable.  Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral.

Commercial Real Estate Loans – Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential real estate loans, inferring higher potential losses on an individual customer basis.  Loan repayment is often dependent on the successful operation and management of the properties and/or businesses occupying the properties, as well as on the collateral securing the loan.  Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by the properties securing the Bank’s commercial real estate loans and on the value of such properties.

Construction Loans – Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required.  If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.

Commercial & Industrial Loans - A commercial and industrial loan is a loan to a business rather than a loan to an individual consumer. These short-term loans may have an interest rate based on the LIBOR rate or prime rate and are secured by collateral owned by the business requesting the loan.

Consumer Loans – Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same credit risk characteristics as residential real estate loans. The amount of home equity line of credit is generally limited to a certain percentage of the appraised value of the property less the balance of the first mortgage.

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (FHLBNY) to sell loans within the Mortgage Partnership Finance (MPF) Program.  The MPF Program gives the Bank another alternative to funding mortgages which may increase profits. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest-rate risk.  FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks.  Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program are $13,489,727 and $14,587,864 at December 31, 2019 and 2018.  Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”)

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account.  Loan losses beyond the first and second layers are absorbed by the FHLBNY.  There are no losses to date over the loans sold under the program. Mortgage servicing rights were $20,919 and $41,322 as of December 31, 2019 and 2018, respectively and reported as other assets. Servicing fees totaled $20,403 and $40,303 for the years ended December 31, 2019 and 2018, respectively.  Late fees and ancillary fees related to loan servicing are not material.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.   Building and related components are depreciated using the straight-line method with useful lives ranging from fifteen to thirty nine years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from one to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated lives of the improvements.

Federal Home Loan Bank (“FHLB”) Stock:  FHLB stock is restricted stock, which is carried at cost, and periodically evaluated for impairment based on ultimate recovery of par value.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  Dividends are recorded as income on the consolidated statement of financial condition.

Bank Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Advertising Costs:  Advertising costs are expensed as incurred. Any direct response advertising conducted by the Bank is immaterial and has not been capitalized. Advertising costs are included in “non-interest expenses” in the consolidated statements of income.

Off-Balance-Sheet Financial Instruments:  In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the consolidated statement of financial condition when funded.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Bank had no unrecognized tax positions as of December 31, 2019 and 2018.

The Bank recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans:  Pension expense is the net of service and interest cost and amortization of gains and losses not immediately recognized.  Employee 401(k) plan expense is the amount of matching and safe harbor contributions.  Profit sharing expense is based on the amount of contributions made by the Bank as determined by the Board of Directors.  Director’s retirement plan expense allocates the benefits over years of service. Supplemental Retirement Plan expense allocates the benefits over years of service.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes net unrealized holding gains and losses on securities available for sale and net unrealized gains and losses on the pension plan which are also recognized as separate components of equity.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Bank-wide basis.  Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

New Accounting Pronouncements: In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The new standard had no impact to the balance sheet or income statement upon adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement Reporting Comprehensive Income. Deferred tax assets (“DTAs”) related to defined pension benefit plans and securities available for sale that were revalued as of December 31, 2017 created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). Existing GAAP required recognition of the tax rate change effects on the DTA revaluation as an adjustment to income tax expense. As a result the AOCI contained the stranded amounts from prior periods at the previous tax rate. ASU 2018-12 permits the reclassification of the stranded amounts from AOCI to retained earnings resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying GAAP guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The Bank adopted this standard in the fiscal year ending December 31, 2019 which resulted in a reclassification of $68,713 between retained earnings and accumulated other comprehensive loss.

On January 1, 2019, the Bank adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent amendments to the ASU (collectively, "ASU 606"), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets.  The majority of the Bank's revenues come from interest income and other sources, including loans and securities, that are outside the scope of ASC 606. The Bank's services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Bank satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. The Bank adopted the new revenue guidance using the modified retrospective approach. There was no significant change upon adoption of the standard, as the new standard did not materially change the way the Bank currently records revenue and as such, no cumulative effect adjustment was recorded.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Not yet effective Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Bank is currently assessing the impact this new standard will have on its consolidated financial statements.

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

The effective date of ASU 2016-13 for the Bank is fiscal years beginning after December 15, 2022 (January 1, 2023 for the Bank), and interim periods within those fiscal years. The Bank currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Bank will not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Bank continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Bank may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Bank cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at December 31, 2019 and 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Corporate bonds due in:
Less than one year	$499,126	$2,053	$—	$501,179
One through five years	6,038,217	29,709	(8,405)	6,059,521
Five through ten years	350,000	157	—	350,157
MBSs – residential	6,705,574	132,130	—	6,837,704

Total	$13,592,917	$164,049	$(8,405)	$13,748,561

December 31, 2018
Corporate bonds due in:
One through five years	$5,311,813	$15,700	$(34,519)	$5,292,994
Five through ten years	1,345,749	6,865	(22,290)	1,330,324
MBSs – residential	6,832,048	160,222	(15,782)	6,976,488

Total	$13,489,610	$182,787	$(72,591)	$13,599,806

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies.

There were no sales of securities during the years ended December 31, 2019 and 2018.

The age of unrealized losses and the fair value of related securities as of December 31, 2019 and 2018 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Corporate bonds	$1,010,399	$(2,883)	$1,004	$(5,522)	$2,013,915	$(8,405)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Corporate bonds	$3,968,269	$(56,809)	$—	$—	$3,968,269	$(56,809)
MBSs-Residential	875,258	(15,782)	—	—	875,258	(15,782)
	$4,843,527	$(72,591)	$—	$—	$4,843,527	$(72,591)

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 2 – SECURITIES AVAILABLE FOR SALE  (Continued)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The Bank does not consider these securities to be other-than-temporary impaired at December 31, 2019.

At December 31, 2019 and 2018, securities available for sale with a carrying amount of $0 and $1,208,934 were pledged to secure repurchase agreements at the FHLB of New York (See Note 7).  At December 31, 2019 and 2018, securities available for sale with a carrying value of $261,165 and $331,270, respectively, were pledged to secure public deposits.

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at December 31, 2019 and 2018:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

December 31, 2019
U.S. Government-sponsored agencies due in:
Less than one year	$4,950,000	$—	$(520)	$4,949,480
One through five years	2,499,584	—	(8,517)	2,491,067
Five through ten years	4,495,576	421	(5,406)	4,490,591
Corporate Bonds due in:
Five through ten years	5,436,837	112,172	—	5,549,009
Municipal obligations due in:
Less than one year	909,795	3,697	—	913,492
One through five years	1,380,377	20,395	—	1,400,772
MBSs –
Residential	7,820,452	76,082	(10,077)	7,886,457
Commercial	28,600,696	305,721	$(4,984)	28,901,432

	$56,093,317	$518,486	$(29,504)	$56,582,299

December 31, 2018
U.S. Government-sponsored agencies due in:
One through five years	$17,673,603	$—	$(191,118)	$17,482,485
Corporate Bonds due in:
Five through ten years	4,004,426	18,319	(61,593)	3,961,152
Municipal obligations due in:
One through five years	8,135,032	—	(32,581)	8,102,451
MBSs –
Residential	14,804,434	57,105	(301,650)	14,559,889
Commercial	25,431,084	6,649	(740,788)	24,696,945

	$70,048,579	$82,073	$(1,327,730)	$68,802,922

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2019
U.S. Government- sponsored agencies	$2,991,651	$(5,406)	$7,440,548	$(9,037)	$10,432,199	$(14,443)
Corporate bonds	—	—	—	—	—	—
Municipal obligations	—	—	—	—	—	—
MBSs – residential	64,672	(129)	1,539,406	(9,948)	1,604,078	(10,077)
MBSs – commercial	2,077,669	$(4,984)	—	—	2,077,669	$(4,984)

Total	$5,133,992	$(10,519)	$8,979,954	$(18,985)	$14,113,946	$(29,504)

December 31, 2018
U.S. Government- sponsored agencies	$7,218,382	$(5,891)	$10,264,103	$(185,227)	$17,482,485	$(191,118)
Corporate bonds	—	—	1,438,407	(61,593)	1,438,407	(61,593)
Municipal obligations	6,686,311	(10,842)	1,416,140	(21,739)	8,102,451	(32,581)
MBSs – residential	1,289,961	(8,679)	10,429,486	(292,971)	11,719,447	(301,650)
MBSs – commercial	1,826,592	(12,427)	21,257,626	(728,361)	23,084,218	(740,788)

Total	$17,021,246	$(37,839)	$44,805,762	$(1,289,891)	$61,827,008	$(1,327,730)

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

At December 31, 2019 and 2018, securities held to maturity with a carrying amount of $14,392,143 and $23,058,995, respectively, were pledged to secure repurchase agreements at the FHLB of New York (see Note 7).

At December 31, 2019 and 2018, securities held to maturity with a carrying value of $4,429,954 and $331,270 respectively, were pledged to secure public deposits.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS

Loans are summarized as follows at December 31:

	2019	2018
Real estate:
Residential First Mortgage	$384,296,405	$376,304,160
Commercial and Multi-Family Real Estate	119,831,813	123,220,556
Construction	5,943,594	2,338,647
Commercial & Industrial	2,263,608	1,267,313
Consumer:
Home equity and other	26,837,971	25,515,159

Total loans	539,173,391	528,645,835

Allowance for loan losses	(2,016,174)	(1,976,175)

	$537,157,217	$526,669,660

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank.  At December 31, 2019 and 2018, such loans totaled approximately $779,790 and $809,956, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segments for the year ending December 31, 2019 and 2018:

	Residential First Mortgage	Commercial & Multi-Family Real Estate	Construction	Home Equity & Other	Commercial & Industrial	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175
Provision for loan losses (credit)	77,000	(95,000)	17,000	(3,000)	4,000	—
Loans charged-off	—	—	—	—	—	—
Recoveries	39,999	—	—	—	—	39,999

Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174

December 31, 2018
Allowance for loan losses:
Beginning balance	$1,248,400	$620,775	$12,000	$95,000	$—	$1,976,175
Provision for loan losses (credit)	17,775	(13,775)	(3,000)	(6,000)	5,000	-
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2019 and 2018:

	Residential First Mortgage	Commercial & Multi-Family Real Estate	Construction	Home Equity & Other	Commercial & Industrial	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,347,315	512,000	26,000	86,000	9,000	1,980,315

Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174

Loans:
Loans individually evaluated for impairment	$1,245,071	$229,490	$—	$19,533	$—	$1,494,094
Loans collectively evaluated for impairment	383,051,334	119,602,323	5,943,594	26,818,438	2,263,608	537,679,297

Total ending loans balance	$384,296,405	$119,831,813	$5,943,594	$26,837,971	$2,263,608	$539,173,391

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

	Residential First Mortgage	Commercial & Multi-Family Real Estate	Construction	Home Equity & Other	Commercial & Industrial	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,266,175	607,000	9,000	89,000	5,000	1,976,175

Total ending allowance balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175

Loans:
Loans individually evaluated for impairment	$1,186,317	$—	$—	$22,152	$—	$1,208,469
Loans collectively evaluated for impairment	375,117,843	123,220,556	2,338,647	25,493,007	1,267,313	527,437,366

Total ending loans balance	$376,304,160	$123,220,556	$2,338,647	$25,515,159	$1,267,313	$528,645,835

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

Impaired loans as of and for the year ended December 31, 2019 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$1,066,071	$179,000
Commercial and Multi-Family	229,490	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,533	—

	$1,315,094	$179,000

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,237,479	$35,859
Commercial and Multi-Family	57,373	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	9,816	—

	$1,304,668	$35,859

Impaired loans as of and for the year ended December 31, 2018 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$1,186,317	$—
Commercial and Multi-Family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	22,152	—

	$1,208,469	$—

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,267,875	$—
Commercial and Multi-Family	611,940	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	23,373	—

	$1,903,188	$—

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

Interest income recognized during impairment and cash-basis interest income recognized in both 2019 and 2018 was nominal.

The Bank has six residential loans totaling $1,250,741 that were troubled debt restructurings (“TDRs”) as of December 31, 2019, with one loan having $35,859 allocated for loan losses.  The Bank has five residential loans totaling $955,987 that were troubled debt restructurings (“TDRs”) as of December 31, 2018, with no specific reserves.  The Bank has not committed to lend additional amounts as of December 31, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings.  There were two loans modified as TDRs during 2019 totaling $408,490. There were no loans modified as TDRs during 2018. There was one TDR and no TDRs in payment default within twelve months following the modification during the years ending December 31, 2019 and 2018, respectively.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of December 31, 2019 and 2018:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2019
Residential first mortgage	$570,406	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	19,533	—

Total	$589,940	$—

December 31, 2018
Residential first mortgage	$959,232	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	22,152	—

Total	$981,384	$—

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 and 2018, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2019
Residential first mortgage	$—	$370,909	$—	$370,909	$383,925,496	$384,296,405
Commercial and Multi-Family	—	—	—	—	119,831,813	119,831,813
Construction	—	—	—	—	5,943,594	5,943,594
Commercial & Industrial	—	—	—	—	2,263,608	2,263,608
Home equity and other consumer	171,645	26,474	19,533	217,652	26,620,319	26,837,971

Total	$171,645	$397,383	$19,533	$588,561	$538,584,830	$539,173,391

December 31, 2018
Residential first mortgage	$388,611	$—	$636,612	$1,025,223	$375,278,937	$376,304,160
Commercial and Multi-Family	—	—	—	—	123,220,556	123,220,556
Construction	—	—	—	—	2,338,647	2,338,647
Commercial & Industrial	—	—	—	—	1,267,313	1,267,313
Home equity and other consumer	—	—	22,152	22,152	25,493,007	25,515,159

Total	$388,611	$—	$658,764	$1,047,375	$527,598,460	$528,645,835

Loans greater than 89 days past due are considered to be nonperforming.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – LOANS (Continued)

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Bank analyzes loans individually by classifying the loans as to credit risk. Commercial real estate, commercial and industrial and construction loans are graded on an annual basis.  Residential real estate and consumer loans are primarily evaluated based on performance.  Refer to the table on the prior page for the aging of the recorded investment of these loan segments.  The Bank uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2019
Residential first mortgage	$382,840,124	$326,089	$1,130,192	$—
Commercial and Multi-Family	118,348,599	—	1,483,214	—
Construction	5,943,594	—	—	—
Commercial & Industrial	2,263,608	—	—	—
Home equity and other consumer	26,818,438	—	19,533	—

Total	$536,214,363	$326,089	$2,632,939	$—

December 31, 2018
Residential first mortgage	$375,117,843	$271,475	$914,842	$—
Commercial and Multi-Family	121,756,420	1,464,136	—	—
Construction	2,338,647	—	—	—
Commercial & Industrial	1,267,313	—	—	—
Home equity and other consumer	25,451,080	64,079	—	—

Total	$525,931,303	$1,799,690	$914,842	$—

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

	2019	2018

Land	$1,465,600	$1,465,600
Buildings and improvements	4,144,632	4,139,892
Furniture, fixtures and equipment	2,437,067	2,606,091
	8,047,299	8,211,583
Accumulated depreciation	(3,850,546)	(3,554,680)

	$4,196,753	$4,656,903

Depreciation expense was $295,865 and $312,624 for the years end December 31, 2019 and 2018, respectively.

NOTE 6 – DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $81,414,691 and $79,635,234 at December 31, 2019 and 2018, respectively.

Officers and directors of the Bank have deposits at the Bank.  At December 31, 2019 and 2018, such deposits totaled approximately $2,463,000 and $2,308,000, respectively.

The Bank had $52,137,000 and $43,542,000 of brokered deposits as of December 31, 2019 and 2018, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2019, are as follows:

2020	$288,983,867
2021	82,739,903
2022	15,308,943
2023	7,894,371
2024	5,189,916
2025	63,723

$400,180,723

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

There were short-term advances as of December 31, 2019 totaling $11,000,000 with a weighted average interest rate of 2.49% that mature within one year.  There were short-term advances as of December 31, 2018 totaling $60,000,000 with a weighted average interest rate of 2.73% that mature within one year.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK (Continued)

Long-term advances at December 31 were as follows:

	Weighted Average Rate - 2019	2019		2018
Amortizing:
Maturing in:
2019	—	$—		$619,001
2020	1.67%	1,483,220		3,421,180
2021	—	—		—
2022	1.91%	2,609,264		3,598,509

	1.79%	$4,092,484		$7,638,690
Non-repo advances
Maturing in:
2019	—	—		5,000,000
2020	2.27%	16,000,000		2,000,000
2021	2.14%	14,000,000		—
2022	2.16%	28,000,000		—
2023	2.08%	18,000,000		—
2024	1.99%	6,000,000	-	—

	2.16%	$82,000,000		$7,000,000

At December 31, 2019 and 2018, securities held to maturity and available for sale with a carrying amount of $14,392,143 and $22,967,871, respectively, were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require, respectively the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans at December 31, 2019 and 2018 amounting to $240,320,038 and $225,193,970, respectively.

The Bank has available additional borrowing potential in the amount of $155,429,450 and $146,896,999, with the FHLB as of December 31, 2019 and 2018, respectively. The Bank also has outstanding lines of credit in the amount of $51,000,000 with four correspondent banks as of December 31, 2019 and $46,000,000 as of December 31, 2018. There were no outstanding balances against these lines as of December 31, 2019 and 2018.

Payments over the next five years are as follows:

2020	$28,483,220
2021	14,000,000
2022	30,609,264
2023	18,000,000
2024	6,000,000

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 8 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2019	2018
Current expense
Federal	$635,066	$946,445
State	301,665	528,397
	936,731	1,474,842
Deferred expense (benefit)
Federal	(103,071)	(18,936)
State	16,952	(65,315)
	(86,119)	(84,251)

	$850,612	$1,390,591

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31:

	2019	2018

Expected income tax expense at federal tax rate	$688,490	$1,160,726
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect	251,707	365,835
Bank Owned Life Insurance	(85,184)	(95,851)
Tax exempt interest, net	(18,785)	(25,249)
Other, net	14,384	(14,870)
	$850,612	$1,390,591

Year-end deferred tax assets and liabilities were due to the following:

	2019	2018
Deferred tax assets:
Allowance for loan losses	$566,747	$594,532
Deferred compensation	572,622	524,122
Directors’ and officers’ retirement plans	166,400	201,931
Other	14,337	31,647
	1,320,106	1,352,232
Deferred tax liabilities:
Depreciation	2,244	3,660
Loan fees/costs	456,933	538,231
Net unrealized gain on securities available for sale	43,752	30,976
	502,929	572,867
Net deferred tax asset	$817,177	$779,365

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 8 – INCOME TAXES (Continued)

Included in retained earnings at December 31, 2019 and 2018, is approximately $2,558,000 in bad debt reserves for which no deferred income tax liabilities have been recorded.  The amount represents allocations of income to bad debt deductions for tax purposes only.  Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.  There were no unrecognized tax benefits at December 31, 2019 and 2018. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2019 and 2018.  The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey.  The Bank is no longer subject to examination by taxing authorities for years before 2014.

NOTE 9 – BENEFIT PLANS

The Bank has a 401(k) retirement plan covering substantially all employees.  The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary.  In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions.  Bank contributions to the plan for the years ended December 31, 2019 and 2018 were $267,000 and $214,000, respectively.

Directors’ Retirement Plan:  The Bank has an unfunded, non-qualified pension plan (the “Plan”) to provide post-retirement benefits to each non-employee director (“director”) of the Bank.  The Monthly Retirement Benefit is 100% of a Director's average annual retainer paid over a 3 year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months.

The measurement dates used in the Plan valuations were December 31 for plan years 2019 and 2018, respectively.  The following table sets forth the Plan’s funded status at December 31, 2019 and 2018:

	2019	2018

Projected benefit obligation - beginning	$2,001,330	$1,971,177
Service cost	85,757	98,139
Interest cost	81,223	68,150
Actuarial (gain) loss	44,676	(14,696)
Annuity payments	(104,642)	(121,440)
Projected benefit obligation – ending	2,108,344	2,001,330

Changes in Plan assets
Employer contributions	104,642	121,440
Annuity payments	(104,642)	(121,440)

Funded status and accrued pension cost included in other liabilities	$(2,108,344)	$(2,001,330)

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 9 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2019	2018

Net actuarial loss	$105,466	$71,164
Prior service cost	400,535	506,534

	$506,001	$577,698

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2019	2018

Service cost	$85,757	$98,139
Interest cost	81,223	68,150
Amortization of unrecognized past service liability	116,377	118,515
Net periodic benefit cost	283,357	284,804

Net loss (gain)	44,676	(14,696)
Amortization of prior service cost	(116,377)	(118,515)
Total recognized in other comprehensive income	(71,701)	(133,211)

Total recognized in net periodic benefit cost and other comprehensive loss	$211,656	$151,593

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2019	2018

Discount rate	3.10%	4.10%

Weighted-average assumptions used to determine net periodic pension cost:

	2019	2018

Discount rate	4.10%	3.50%
Amortization period	5.9 years	7.9 years

At December 31, 2019, Plan related amounts totaling $506,001 (unrecognized past service liability of $400,535 plus unrecognized actuarial loss of $105,466) have been recorded, net of $142,235 in deferred income tax, in accumulated other comprehensive loss. For the year ending December 31, 2020, $123,945 of the unrecognized past service liability is expected to be included in net periodic plan cost.

At December 31, 2018, Plan related amounts totaling $577,698 (unrecognized past service liability of $506,534 plus unrecognized actuarial loss of $71,164) have been recorded, net of $162,391 in deferred income tax, in accumulated other comprehensive loss. For the year ending December 31, 2019, $116,377 of the unrecognized past service liability is expected to be included in net periodic plan cost.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 9 – BENEFIT PLANS (Continued)

For the year ending December 31, 2020, the Bank expects to contribute $104,642 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2020	$83,042
2021	101,628
2022	162,068
2023	190,887
2024 - 2026	957,756

In 2014, the Bank adopted an unfunded, non-qualified Supplemental Executive Retirement Plan (SERP) for the benefit of its senior officers. On May 20, 2016, the SERP was amended and restated as of January 1, 2016.  The SERP provides the Bank with the opportunity to supplement the retirement income of the President and CEO to achieve equitable wage replacement at retirement.

The Monthly Retirement Benefit was changed from 100% of a director's average annual retainer paid over a 3 year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months to be 15% of the final three year average annual compensation paid in twelve equal installments, up to a period of 120 months. The change in the Monthly Retirement Benefit had no material change on the financial statements.  As of December 31, 2019, the accrued SERP obligation was $520,694.  The expense was $116,224 during 2019.  At December 31, 2019, the amount recognized in accumulated other comprehensive loss was $85,960.  As of December 31, 2018, the accrued SERP obligation was $407,796.  The expense was $108,787 during 2018.  At December 31, 2018, the amount recognized in accumulated other comprehensive loss was $89,286.

NOTE 10 – REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015, with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The capital conservation buffer requirement is was being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is fully phased on January 1, 2019, the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based on CET1; b) 8.5% based on tier 1 capital; and c) 10.5% based on total regulatory capital.  The capital conservation buffer for  2019 is 2.50% and for 2018 is 1.875%  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.    Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2019, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since that notification that management believes have changed the Bank’s category.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 10 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Total capital to risk weighted assets	$77,308	17.8%	$34,831	8.0%	$43,539	10.0%
Tier 1 (Core) capital to risk weighted assets	75,292	17.3	26,123	6.0	34,831	8.0
Tier 1 Common Equity to risk weighted assets	75,292	17.3	19,592	4.5	28,300	6.5
Tier 1 (Core) capital To average assets	75,292	10.8	17,415	4.0	21,769	5.0
2018
Total capital to risk weighted assets	$74,770	18.3%	$32,620	8.0%	$40,776	10.0%
Tier 1 (Core) capital to risk weighted assets	72,794	17.9	24,465	6.0	32,620	8.0
Tier 1 Common Equity to risk weighted assets	72,794	17.9	18,349	4.5	26,504	6.5
Tier 1 (Core) capital To average assets	72,794	11.2	26,022	4.0	32,528	5.0

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Note 11 – Commitments and Contingencies

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments primarily include commitments to extend credit.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  The contractual amounts of these instruments reflect the extent of involvement the Bank has in those particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31 is as follows:

	2019	2018
Fixed Rate
Residential mortgage loans	$5,094,500	$1,916,750
Commercial real estate	255,000	1,228,000
Commercial & Industrial	3,991,844	5,000,000
	$9,341,344	$8,144,750

Variable Rate
Residential mortgage loans	$992,000	$1,912,000
Home equity loans	977,000	750,000

	$1,969,000	$2,662,000

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 3.75% to 4.25% and maturities ranging from 10 years to 30 years.

At December 31, 2019 and 2018, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $43,225,911 and $38,489,682, respectively.  At December 31, 2019 and 2018, undisbursed funds from approved lines of credit under a business line of credit program amounted to $421,135 and $727,696, respectively.  Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases.  Rent expense was $37,467 and $36,000 for 2019 and 2018, respectively.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 12 – FAIR VALUE

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair value for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Securities available for sale:
Corporate bonds	$6,910,857	$—	$6,910,857	$—
MBSs – residential	6,837,704	—	6,837,704	—
	$13,748,561	$—	$13,748,561	$—

December 31, 2018
Securities available for sale:
Corporate bonds	$6,623,318	$—	$6,623,318	$—
MBSs – residential	6,976,488	—	6,976,488	—
	$13,599,806	$—	$13,599,806	$—

Assets measured at fair value on a non-recurring basis at December 31, 2019 were not material and there were no assets measured at fair value on a non-recurring basis at December 31, 2018.

.

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 12 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 and December 31, 2018 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Financial instruments -assets
Cash and cash equivalents	$127,863	$127,863	$127,583	$—	$—
Investment securities held-to-maturity	56,093	56,582	—	56,582	—
Loans	537,157	538,029	—	—	530,956
Financial instruments - liabilities
Certificates of deposit	400,181	400,581	—	402,513	—
Borrowings	97,092	96,892	—	96,892	—

December 31, 2018
Financial instruments -- assets
Cash and cash equivalents	$24,518	$24,518	$24,518	$—	$—
Investment securities held-to-maturity	70,049	68,803	—	68,803	—
Loans	526,670	519,261	—	—	519,261
Financial instruments - liabilities
Certificates of deposit	385,597	384,346	—	384,346	—
Borrowings	74,639	74,450	—	74,450	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents.  Effective December 31, 2019 with the adoption of the fair value standard, the fair value of loans is determined using an exit price methodology.  For December 31, 2018 the fair value of loans was determined using an entrance price. Certificates of deposits fair value is estimated by using a discounted cash flow approach.   Fair value of FHLB advances is based on current rates for similar financing.  The fair value of off-balance sheet items is not considered material.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows:

	2019	2018

Net unrealized gain of securities available for sale	$155,644	$110,196
Tax effect	(43,752)	(59,635)
Net of tax amount	111,892	50,561

Benefit plans adjustments	(591,960)	(666,987)
Tax effect	166,403	299,307
Net of tax amount	(425,557)	(367,680)

Accumulated other comprehensive loss	$(313,665)	$(317,119)

BOGOTA SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 14 – SUBSEQUENT EVENT

A strain of the coronavirus surfaced and has spread around the world, including in our State, with resulting business and social disruption.  The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization.  The Company’s operating area has begun to see closures of business, restrictions on personal contact, requests by government officials to stay in isolation.  The operations and business results of the Company could be materially adversely affected.  Significant estimates as disclosed in Note 1, including the allowance for loan losses, valuation of securities may be materially adversely impacted by national and local events designed to contain the coronavirus.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)   Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Bogota Financial Corp. evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)   Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)   Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d)   Changes in Internal Controls.

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Bogota Financial Corp.’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Bogota Financial Corp. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on Bogota Financial Corp.’s website at www.bogotasavingsbank.com under “Investor Relations.”

ITEM 11.	Executive Compensation

Information regarding executive compensation is presented under the headings “Executive Compensation,” and “Corporate Governance — Director Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “ Stock Ownership” in the Proxy Statement.

(d)	Changes in Control

Management of Bogota Financial Corp. knows of no arrangements, including any pledge by any person of securities of Bogota Financial Corp., the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “— Other Information Relating to Directors and Executive Officers Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accountants” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

3.2

Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

4.1

Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

4.6	Description of Bogota Financial Corp.’s Securities
10.1

Employment Agreement between Bogota Savings Bank and Joseph Coccaro (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020) †

10.2

Change in Control Agreement between Bogota Savings Bank and Brian McCourt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020)†

10.3

Change in Control Agreement between Bogota Savings Bank and Kevin Pace (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020)†

10.4

Bogota Savings Bank Director’s Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

10.5

Bogota Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

10.6

Form of Bogota Savings Bank Executive Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

21	Subsidiaries of Registrant
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL:  (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

________________

†	Management contract or compensation plan or arrangement.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: March 30, 2020	By:	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph Coccaro	President, Chief Executive Officer and Director	March 30, 2020
Joseph Coccaro	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 30, 2020
Brian McCourt	(Principal Financial Officer)

/s/ Steven M. Goldberg	Chairman of the Board	March 30, 2020
Steven M. Goldberg

/s/ Bruce Dexter	Director	March 30, 2020
Bruce Dexter

/s/ Gary Gensheime	Director	March 30, 2020
Gary Gensheimer

/s/ John Masterson	Director	March 30, 2020
John Masterson