Form 10-K/A
period 2019-12-31
Bogota Financial Corp.
filed 2020-04-29
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39180

Bogota Financial Corp.

(Name of Registrant as Specified in its Charter)

Maryland	84-3501231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

819 Teaneck Road, Teaneck, New Jersey	07666
(Address of Principal Executive Office)	(Zip Code)

(808) 946-1400

(Registrant’s Telephone Number including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	BSBK	The Nasdaq Stock Market LLC

Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes    ☒  No

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $-0-.

As of March 30, 2020, there were 13,157,525 outstanding shares of the registrant’s common stock, of which 7,236,640 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Bogota Financial Corp. (the “Bogota Financial”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020, to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors within 120 days after the fiscal year end. Bogota Financial has determined to include such Part III information by amendment of the Annual Report on Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III is hereby amended and restated as set forth below.

As a result of this Amendment, Bogota Financial is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Annual Report on Form 10-K and this Amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The Board of Directors of Bogota Financial Corp. (“Bogota Financial”) consists of five members. The Board of Directors is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

The following table sets forth certain information regarding the directors of Bogota Financial.

Name(1)	Position(s)	Age(2)	Director Since(3)	Current Term Expires
Joseph Coccaro	Director and President and Chief Executive Officer	62	2006	2021
Bruce H. Dexter	Director	73	1995	2021
Gary Gensheimer	Director	72	2006	2022
Steven M. Goldberg	Chairman of the Board	70	2006	2020
John Masterson	Director	60	2012	2020

(1)	The mailing address for each individual is 819 Teaneck Road, Teaneck, NJ 07666.
(2)	As of December 31, 2019.
(3)	The indicated period for service as a director includes service as a director of Bogota Savings Bank.

Information regarding the directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years.

Joseph Coccaro has served as our President and Chief Executive Officer since 2008 and has been employed by Bogota Savings Bank since 2005, when he was initially hired to be our Chief Financial Officer. Mr. Coccaro served as the Controller of Liberty Bank, which was acquired by Northfield Bank in 2002, where he worked until joining Bogota Savings Bank. Mr. Coccaro has maintained a Certified Financial Planner designation since 1988 and Series 6 and Series 63 licenses since 1992. Mr. Coccaro’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which we serve affords the Board of Directors valuable insight regarding our business and operations. Mr. Coccaro’s knowledge of our business and history position him well to continue to serve as President and Chief Executive Officer.

Bruce H. Dexter is a partner with the law firm of Dexter & Kilcoyne located in Hackensack, New Jersey. His areas of practice include personal injury law, commercial litigation and transactional work with an emphasis on real estate and banking law. Mr. Dexter has been practicing law for over 45 years. Mr. Dexter’s general legal knowledge, as well as his expertise with residential and commercial real estate and banking matters, is a significant resource for us.

Gary Gensheimer was President of Control Associates, Inc., an engineering firm, until his retirement in December 2007, after 34 years with the Company. Mr. Gensheimer provides valuable executive and business skills to the board.

Steven M. Goldberg has served as Chairman of the Board since 2006. Prior to his retirement in March 2019, Mr. Goldberg was the Chief Operating Officer and Chief Financial Officer for 17 years of Cole Schotz, PC, a New Jersey-based law firm with offices throughout the United States that specializes in litigation, bankruptcy law, corporate issues and employment law. Prior to joining Cole Schotz, Mr. Goldberg was a Certified Public Accountant and managing partner at a public accounting firm for 29 years. Mr. Goldberg’s experience as an executive of a large national law practice brings valuable business, administrative and leadership skills to our board. In addition, he provides financial background and expertise in accounting matters.

John Masterson was a managing director in the equities division of Goldman Sachs for almost 25 years before his retirement in 2007. Mr. Masterson currently serves as a director of 50 South Capital Advisors, LLC, a global alternatives investment firm that is a wholly owned subsidiary of Northern Trust. Mr. Masterson also served as a director or Transparent Value, a London-based hedge fund from 2011 until 2016. Mr. Masterson’s considerable experience in investment banking and capital markets and additional board service are valuable to us in many ways, including assisting in our assessment of sources and uses of capital.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following sets forth information regarding our executive officers who are not directors. Age information is as of December 31, 2019. The executive officers of Bogota Financial Corp. and Bogota Savings Bank are elected annually.

Brian McCourt, age 58, has served as our Executive Vice President and Chief Financial Officer since 2011.

Kevin Pace, age 40, has served as our Executive Vice President, Compliance, BSA since 2018 under which he has operational oversight over compliance, operations and IT. Before the appointment, Mr. Pace served in various banking positions at Bogota Savings Bank since 2013.

CODE OF ETHICS FOR SENIOR OFFICERS

We have adopted a Code of Ethics for Senior Officers, which includes our principal executive officer and principal financial officer. The Code of Ethics for Senior Officers addresses conflicts of interest, the treatment of confidential information, and compliance with applicable laws, rules and regulations. In addition, it is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The Code of Ethics for Senior Officers is available in the Corporate Governance portion of the Investor Relations section of Bogota Savings Bank’s website (www.bogotasavingsbank.com). Any amendments to and waivers from the Code of Ethics for Senior Officers will be disclosed in the Investor Relations section of Bogota Savings Bank’s website.

AUDIT COMMITTEE

The Audit Committee consists of Messrs. Goldberg (Chairman), Gensheimer and Masterson. In addition to meeting the independence requirements of the NASDAQ Stock Market, each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors believes that Mr. Goldberg qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTORS’ COMPENSATION

The following table sets forth for the year ended December 31, 2019 certain information as to the total remuneration paid to directors other than Mr. Coccaro, who receives no compensation for being a director.

	Year Ended December 31, 2019
Name	Fees earned or paid in cash	All Other Compensation(1)	Total
Bruce H. Dexter	$ 63,290	$ 25,343	$ 88,633
Gary Gensheimer	63,290	25,358	88,648
Steven M. Goldberg	79,115	25,358	104,473
John Masterson	63,290	29,595	92,885

(1)

Amounts represent the costs for the director’s medical insurance for the year ended December 31, 2019. Bogota Savings Bank has historically provided the costs of medical insurance to its directors. However, this benefit will not be provided to any new directors.

Amended and Restated Director Retirement Plan

Bogota Savings Bank maintains the Bogota Savings Bank Amended and Restated Director Retirement Plan, which is an unfunded, non-qualified pension plan to provide post-retirement benefits to each non-employee director who separates from service after the later of attaining age 65 or ten years of service but no later than age 75. The monthly retirement benefit is 100% of a director’s average annual retainer paid over a three-year period during which the highest annual retainer was received and payable for the same number of months the director served on the board of directors, up to a period of 120 months. Upon separation from service, the director will be subject to a two-year non-competition restriction. If the director’s service is terminated for cause (as such term is defined in the plan), all benefits under the plan will be forfeited. If separation from service occurs within three years following a change in control, the director will be treated as having completed ten years of service. If the director’s separation from service occurs within two years following a change in control, the retirement benefit will commence within 30 days following separation from service, paid in either 120 equal monthly installments or, if the director elected before December 31, 2008, a lump sum. If the director dies during service, then the director’s beneficiary will receive a survivor’s benefit equal to the full retirement benefit commencing on the director’s benefit eligibility date (as such term is defined in the plan). If the director’s service is terminated due to disability, the director will be entitled to the benefit commencing the first day of the month following the month in which the disability determination was made.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated executive officers for the years ended December 31, 2019 and 2018. Each individual listed in the table below is referred to as a “Named Executive Officer.”

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation(3)	Total
Joseph Coccaro	2019	$400,770	$243,700	$112,898	$25,200	$782,568
President and Chief Executive Officer	2018	365,580	236,500	85,902	—	687,982
Brian McCourt	2019	$225,529	$50,480	$—	$23,846	$299,855
Executive Vice President and Chief Financial Officer	2018	207,000	48,000	—	—	255,000
Kevin Pace	2019	$165,922	$57,149	$—	$19,728	$242,799
Executive Vice President, Compliance, BSA	2018	140,000	35,000	—	—	175,000

(1)	Amounts in this column were earned under the Executive Bonus Plan.
(2)	Amounts in this column reflect the change in the value of Mr. Coccaro’s SERP, as described below.
(3)	Amounts represent the amounts contributed to the Bank’s 401(k) Plan by the Bank. Does not include perquisites, which did not exceed $10,000 for any of the Named Executive Officers.

Agreements and Benefit Plans

Employment Agreement with Joseph Coccaro. Bogota Savings Bank maintains an employment agreement with Mr. Coccaro. The agreement has a term that initially ends on December 31, 2022. Beginning on January 1, 2021 and each January 1 thereafter, the term of the agreement will extend automatically for one additional year so that the term will be three years from the date of such renewal unless either Bogota Savings Bank or Mr. Coccaro gives written notice no later than 30 days before the renewal date that the term will not be renewed. At least 30 days prior to each renewal date, disinterested members of the Board of Directors of Bogota Savings Bank will conduct a comprehensive performance evaluation of Mr. Coccaro’s performance to determine whether to renew the employment agreement.

The employment agreement specifies Mr. Coccaro’s base salary, which may be increased, but not decreased. In addition to the base salary, the agreement provides that Mr. Coccaro will be eligible to participate in any bonus plan or arrangement of Bogota Savings Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. Mr. Coccaro is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to the senior management of Bogota Savings Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties with Bogota Savings Bank, including memberships in organizations as the executive and the board mutually agree are necessary and appropriate. Mr. Coccaro is also entitled to receive a company automobile and will be reimbursed for the reasonable expenses for its use.

Bogota Savings Bank may terminate the executive’s employment, and Mr. Coccaro may resign, at any time with or without good reason. In the event of Mr. Coccaro’s termination without cause other than due to death or disability or voluntary resignation for “good reason” (a “qualifying termination event”), Bogota Savings Bank would pay Mr. Coccaro cash equal to the base salary he would have earned had he remained employed for the greater of: (1) the remaining term of the employment agreement; or (2) 24 months. The severance will be payable to Mr. Coccaro in equal bi-weekly installments for the greater of either the remaining term of the agreement or 24 months, commencing within 60 days following his date of termination. In addition, Mr. Coccaro would receive 18 consecutive monthly cash payments equal to his monthly COBRA premium in effect as of the date of termination for the level of coverage in effect for Mr. Coccaro under Bogota Savings Bank’s group health plan, so long as an election for COBRA coverage is made. A “good reason” condition for purposes of the employment agreement would include: any reduction in base salary; a material reduction in authority, duties or responsibilities associated with Mr. Coccaro’s position with Bogota Savings Bank, including an adverse change such that Mr. Coccaro is no longer reporting to the board; a relocation of Mr. Coccaro’s principal place of employment by more than 25 miles from Bogota Savings Bank’s main office; or a material breach of the employment agreement by Bogota Savings Bank.

In the event of a qualifying termination event occurring on or after a change in control of Bogota Financial or Bogota Savings Bank, Mr. Coccaro would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of his: (A) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (B) the average annual cash bonus earned for the three most recently completed performance periods prior to the change in control. Such payment is payable in bi-weekly installments for a period of three years, commencing within 30 days following Mr. Coccaro’s date of termination. In addition, Mr. Coccaro would receive 18 consecutive monthly cash payments equal to his monthly COBRA premium in effect as of the date of termination for the level of coverage in effect for Mr. Coccaro under Bogota Savings Bank’s (or successor’s) group health plan immediately before his termination, regardless if an election for COBRA coverage is made.

The employment agreement would immediately terminate upon the earlier of Mr. Coccaro’s voluntary resignation without good reason or, termination for cause, death or disability, in which Bogota Savings Bank would have no obligation to pay any additional severance benefits to Mr. Coccaro under the employment agreement.

Upon termination of employment (other than a termination in connection with a change in control), Mr. Coccaro will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.

Change in Control Agreements. Bogota Savings Bank maintains change in control agreements with Messrs. McCourt and Pace. The change in control agreements have terms that initially end on December 31, 2022. Beginning on January 1, 2021 and each January 1 thereafter, each agreement will extend automatically for one additional year so that the remaining term will be three years from such date of renewal unless either Bogota Savings Bank or the executive gives written notice no later than 30 days before such renewal date that an agreement will not be renewed. At least 60 days prior to each anniversary date of the change in control agreements, disinterested members of the Board of Directors of Bogota Savings Bank will conduct a comprehensive performance evaluation of each executive’s performance to determine whether to renew his change in control agreement. Notwithstanding the foregoing, in the event that Bogota Financial or Bogota Savings Bank enters into a transaction that would be considered a change in control as defined under the agreements, the term of the agreements would extend automatically so that they would expire no less than two years beyond the effective date of the change in control.

Upon termination of the executive’s employment by Bogota Savings Bank without “cause” or by the executive with “good reason” on or after the effective date of a change in control of Bogota Financial or Bogota Savings Bank, the executive would be entitled to a severance payment equal to two times the sum of the executive’s: (A) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (B) average annual cash bonus earned for the three most recently completed performance periods prior to the change in control. Such payment is payable in equal bi-weekly installments for two years, commencing within 30 days following the executive’s date of termination. In addition, each executive would receive 12 consecutive monthly cash payments equal to his monthly COBRA premium in effect as of the date of termination for the level of coverage in effect for the executive under Bogota Savings Bank’s (or successor’s) group health plan, regardless if an election for COBRA coverage is made.

A “good reason” condition for purposes of each change in control agreement would include: a material reduction in base salary; a material reduction in authority, duties or responsibilities associated with the executive’s position with Bogota Savings Bank; a relocation of the executive’s principal place of employment by 25 miles or more from Bogota Savings Bank’s main office; or a material breach of the change in control agreement by Bogota Savings Bank.

Executive Bonus Plan. Bogota Savings Bank adopted the Executive Bonus Plan for its executive officers who are approved annually by the Board of Directors. The Named Executive Officers are participants in the Executive Bonus Plan. The Executive Bonus Plan is designed to provide participants with incentives and motivation to increase Bogota Savings Bank’s profitability and growth while maintaining its safety and soundness. The Executive Bonus Plan provides annual incentive awards to participants based on overall bank-wide, department and/or individual performance goals established annually, which are determined by using performance history, peer data, market data and the Compensation Committee’s judgment based on previous experience and projected market conditions.

Each participant can achieve annual incentive awards, depending on the satisfaction of certain performance goals. Each performance goal established is weighted. The annual performance period under the Executive Bonus Plan is a 12-month period ending on December

31 (the “plan year”). For the 2019 plan year, the performance goals established were based on: (1) net income; (2) overall performance results based on return on assets, return on equity and efficiency ratio relative to a peer group; and (3) individual goals linked to the executive’s position with Bogota Savings Bank, including adherence to the Bank’s strategic business plan, achievement of minimum performance goals related to safety and soundness and achievement of budget income results.

Each participant’s annual incentive award is payable in a cash lump sum as soon as practicable following the completion of the plan year, provided, however, that such payment will be made no later than two and one-half months following the end of the plan year. A participant must be actively employed on the last day of the plan year in order to receive the annual incentive award. Based on the foregoing, Messrs. Coccaro, McCourt and Pace earned $243,700, $50,480 and $57,149, respectively, under the Executive Bonus Plan for the 2019 plan year.

Amended and Restated Supplemental Executive Retirement Plan. Bogota Savings Bank maintains an unfunded, non-qualified supplemental executive retirement plan (the “SERP”) for Mr. Coccaro to provide post-retirement benefits. The monthly retirement benefit is 15% of Mr. Coccaro’s average annual salary and bonus for the three consecutive year period following the date of separation from service and payable for a period of 120 months commencing on the later of attainment of age 65 or separation from service. Upon separation from service, as a condition of receiving the SERP benefit, Mr. Coccaro will be subject to a 12-month non-competition restriction. If Mr. Coccaro is terminated for cause (as such term is defined in the SERP), all benefits under the SERP will be forfeited. If separation from service occurs within two years following a change in control, the SERP benefit will commence within 30 days following separation from service. If Mr. Coccaro dies during employment with the Bogota Savings Bank, then his beneficiary will receive the SERP benefit commencing on Mr. Coccaro’s benefit eligibility date (as such term is defined in the SERP). If Mr. Coccaro’s employment is terminated due to disability, Mr. Coccaro will be entitled to the SERP benefit commencing the first day of the month following the month in which the disability determination was made.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

The following table provides information as of April 9, 2020 about the beneficial owners known to Bogota Financial that own more than 5% of our outstanding common stock and the shares of common stock beneficially owned by each nominee for director, by each director continuing in office, by each named executive officer and by all directors and executive officers as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown and none of the named individuals has pledged his or her shares.

	Number of Shares Owned		Percent of Common Stock Outstanding(1)
Bogota Financial, MHC 819 Teaneck Road Teaneck, NJ 07666	7,236,640		55.0%
Directors:
Joseph Coccaro	25,000	(2)	*
Bruce H. Dexter	25,000	(3)	*
Gary Gensheimer	15,000		*
Steven M. Goldberg	25,000	(4)	*
John Masterson	63,452		*
Named Executive Officers Who Are Not Directors:
Brian McCourt	9,697	(5)	*
Kevin Pace	9,769	(6)	*

All directors and executive officers as a group (10 persons)	190,901		1.45%

*	Less than 1%.
(1)	Based on 13,157,525 shares outstanding as of April 9, 2020.
(2)	Includes 10,000 shares held by his spouse.
(3)	Includes 10,000 shares held by his spouse.
(4)	Includes 10,000 shares held by his spouse.
(5)	All shares held under the 401(k) Plan.
(6)	Includes 52 shares held under the 401(k) Plan.

EQUITY COMPENSATION PLAN INFORMATION

The Company does not currently maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

The Board of Directors currently consists of five members. Because Bogota Financial, MHC owns a majority of our outstanding common stock, we are a “controlled company” within the meaning of the NASDAQ corporate governance guidelines. As a “controlled company,” we are exempt from certain requirements, including that a majority of our Board of Directors be independent under those standards, and that executive compensation and director nominations be overseen by independent directors. However, at the present time, all of our directors are considered independent under the listing standards of the NASDAQ Stock Market, except for Joseph Coccaro, who serves as President and Chief Executive Officer of Bogota Financial and Bogota Savings Bank. There were no transactions that the Board of Directors needed to review that are not required to be reported under “Transactions With Related Persons” that would bear in the determination of the independence of the directors.

TRANSACTIONS WITH RELATED PERSONS

The federal securities laws generally prohibit publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Bogota Savings Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. At December 31, 2019, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Bogota Financial or Bogota Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at December 31, 2019 and were made in compliance with federal banking regulations.

We engaged the law firm of Dexter & Kilcoyne to provide legal services to Bogota Savings Bank. Mr. Dexter, one of our directors, is a partner of the law firm. We paid the law firm $122,000 and $124,000 for legal services rendered to Bogota Savings Bank for 2019 and 2018, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The following table sets forth the fees that Crowe LLP billed to Bogota Financial, MHC for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$46,250	$37,394
Audit-Related Fees (2)	220,000	—
Tax Fees	—	—
All Other Fees (3)	45,000	—

(1)

For 2019, consists of fees for professional services rendered for the audits of the financial statements included in the Quarterly Report on Form 10-Q and for services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees related to the initial public offering and audits of employee benefit plans.
(3)	Consists of fees for the re-audit of 2018 financial statements under PCAOB requirements.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the firm does not provide any non-audit services to us prohibited by law or regulation.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: April 29, 2020	By:	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer
(Duly Authorized Representative)