Form 10-Q
period 2020-03-31
Bogota Financial Corp.
filed 2020-05-26
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BSBK	The Nasdaq Stock Market, LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 22, 2020, there were 13,157,525 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

EXPLANATORY NOTE

Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank in connection with the reorganization of Bogota Savings Bank and its mutual holding company, Bogota Financial, MHC, into the two-tier mutual holding company structure. As of March 31, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q at and for the periods ended March 31, 2019 relate solely to the consolidated financial results of Bogota Savings Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Savings Bank at and for the year ended December 31, 2019.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$5,498,502	$5,176,241
Interest-bearing deposits in other banks	60,212,447	122,686,318

Cash and cash equivalents	65,710,949	127,862,559
Securities available for sale	13,242,209	13,748,561
Securities held to maturity (fair value of $52,485,507 and $56,582,299, respectively)	51,424,212	56,093,317
Loans, net of allowance of $2,041,174 and $2,016,174, respectively	546,671,229	537,157,217
Premises and equipment, net	4,163,073	4,196,753
Federal Home Loan Bank (FHLB) stock	5,757,900	5,672,700
Accrued interest receivable	2,068,457	2,021,360
Bank owned life insurance	17,509,455	17,409,745
Other assets	2,196,996	2,450,042

Total Assets	$708,744,480	$766,612,254

Liabilities and Equity
Liabilities
Non-interest bearing	$17,484,301	$16,122,231
Interest bearing	460,121,716	481,627,221

Total Deposits	477,606,017	497,749,452
FHLB advances	99,318,225	97,092,484
Advance payments by borrowers for taxes and insurance	3,249,559	3,191,706
Subscription offering proceeds	—	90,349,840
Other liabilities	3,881,309	3,250,925

Total liabilities	584,055,110	691,634,407

Commitments and Contingencies-see note 6 Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2020	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,157,525 issued and outstanding at March 31, 2020	131,575	—
Additional Paid-In capital	57,053,962	—
Retained earnings	73,953,929	75,291,512
Unearned ESOP shares (515,775 shares)	(6,022,899)	—
Accumulated other comprehensive loss	(427,197)	(313,665)

Total stockholders’ equity	124,689,370	74,977,847

Total liabilities and stockholders’ equity	$708,744,480	$766,612,254

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
	2020	2019
Interest income
Loans	$5,097,251	$4,943,798
Securities
Taxable	431,053	477,220
Tax-exempt	11,661	40,228
Other interest-earning assets	377,363	229,366

Total interest income	5,917,328	5,690,612

Interest expense
Deposits	2,316,321	2,433,994
FHLB advances	517,072	441,578

Total interest expense	2,833,393	2,875,572

Net interest income	3,083,935	2,815,040
Provision for loan losses	25,000	—

Net interest income after provision for loan losses	3,058,935	2,815,040

Non-interest income
Fees and service charges	19,717	30,044
Bank owned life insurance	99,711	100,097
Other	1,954	10,234

Total non-interest income	121,382	140,375

Non-interest expense
Salaries and employee benefits	1,257,598	1,253,831
Occupancy and equipment	169,540	175,364
FDIC insurance assessment	45,000	45,088
Data processing	146,025	564,103
Advertising	59,634	60,000
Director fees	186,281	169,564
Professional fees	132,333	60,000
Contribution to Charitable Foundation	2,881,500	—
Other	194,703	178,187

Total non-interest expense	5,072,614	2,506,137

Income (loss) before income taxes	(1,892,296)	449,278
Income tax (benefit) expense	(554,714)	87,460

Net (loss) income	$(1,337,583)	$361,818

Earnings (loss) per share	$(0.13)	—
Weighted average shares outstanding	10,699,272	—

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2020	2019
Net (loss) income	$(1,337,583)	$361,818
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding (loss) gain arising during the period	(196,731)	18,363
Tax effect, income tax (expense) benefit	55,301	(5,162)

Net of tax	(141,430)	13,201

Defined benefit retirement plans:
Net gain arising during the period including changes in assumptions	935	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	(37,869)	—
Tax effect, income tax benefit	(10,906)	—

Net of tax	27,898	—

Total other comprehensive income (loss)	(113,532)	13,201

Comprehensive (loss) income	$(1,451,115)	$375,019

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2019	—	$—	$—	$72,794,887	$(317,119)	$—	$72,477,768
Net Income	—	—	—	361,818	—	—	361,818
Other comprehensive income	—	—	—	—	13,201	—	13,201
Reclassification of the stranded tax effects from the enactment of the Tax Cuts and Jobs Act	—	—	—	68,713	(68,713)	—	—

Balance March 31, 2019 (unaudited)	—	$—	$—	$73,225,418	$(372,631)	$—	$72,852,787

Balance January 1, 2020	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Net loss	—	—	—	(1,337,583)	—	—	(1,337,583)
Other comprehensive loss	—	—	—	—	(113,532)	—	(113,532)
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	—	(6,022,899)	(6,022,899)

Balance March 31, 2020 (unaudited)	13,157,525	$131,575	$57,053,962	$73,953,929	$(427,197)	$(6,022,899)	$124,689,370

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(1,337,583)	$361,818
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for loan losses	25,000	—
Depreciation of premises and equipment	70,170	80,808
Amortization of deferred loan fees	121,763	92,135
Amortization of premiums and accretion of discounts on securities, net	27,512	26,521
Deferred income tax benefit	(809,990)	—
Contribution to charitable foundation	2,631,500	—
Increase in cash surrender value of bank owned life insurance	(99,710)	(100,097)
Changes in:
Accrued interest receivable	(47,097)	(109,024)
Net changes in other assets	1,107,431	430,853
Net changes in other liabilities	669,188	128,147

Net cash provided by operating activities	2,358,184	911,161
Cash flows from investing activities
Purchases of securities available for sale	—	(497,500)
Purchases of securities held to maturity	(2,550,000)	(1,432,600)
Maturities, calls, and repayments of securities available for sale	282,109	519,596
Maturities, calls, and repayments of securities held to maturity	7,219,105	7,848,715
Net (increase) decrease in loans	(7,791,108)	2,913,773
Loans purchased	(1,869,667)	—
Purchases of premises and equipment	(36,490)	(6,324)
Purchase of FHLB Stock	(133,100)	(675,000)
Redemption of FHLB stock	47,900	1,184,000

Net cash (used in) provided by investing activities	(4,831,251)	9,854,660
Cash flows from financing activities
Net (decrease) increase in deposits	(20,143,435)	1,129,776
Net decrease in short-term FHLB advances	(3,000,000)	(10,000,000)
Proceeds from long-term FHLB non-repo advances	6,000,000	—
Repayments of long-term FHLB non-repo advances	(774,259)	(1,070,429)
Loan to ESOP	(6,022,899)	—
Stock offering expenses	(1,973,312)	—
Return of unfilled stock offering subscriptions	(41,505,998)	—
Common stock issuance	7,683,507	—
Net increase in advance payments from borrowers for taxes and insurance	57,853	133,388

Net cash used in financing activities	(59,678,543)	(9,807,265)

Net (decrease) increase in cash and cash equivalents	(62,151,610)	958,556
Cash and cash equivalents at beginning of year.	127,862,559	24,517,602

Cash and cash equivalents at March 31.	$65,710,949	$25,476,158

Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$48,843,842	$—
Income taxes paid	$—	$—
Interest paid	$2,851,923	$2,907,535

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure. As of March 31, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the consolidated financial statements as of and for the three months ended March 31, 2019 include the accounts of Bogota Savings Bank (the “Bank”) and its wholly-owned subsidiaries, Bogota Securities Corp. and Bogota Properties, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at March 31, 2020 and December 31, 2019.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $56.6 million and net proceeds of $54.6 million after $2.0 million of expenses. In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company. Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or equity.

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes treasury stock, unallocated employee stock ownership plan shares that have not been committed for release and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options and unvested shares were exercised and converted into common stock. The Company does not currently have any outstanding stock options or shares of restricted stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2020. Earnings per share were not applicable for the three months ended March 31, 2019 since there were no shares outstanding.

For the three months ended March 31, 2020
Net income	$(1,337,583)
Basic earnings per share:
Weighted average shares outstanding - basic	10,699,272

Basic earnings per share	$(0.13)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions effect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Risks and Uncertainties: On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding expected credit losses on loans receivable and other-than-temporary impairment of investment securities.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and pursuant to the requirements for reporting in Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. These financial statements include the accounts of the Company, the Bank and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Not yet effective Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company does not expect adoption of the new standard to have a material impact on its consolidated financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The effective date of ASU 2016-13 for the Company is fiscal years beginning after December 15, 2022 (January 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company will not early adopt, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020 (unaudited)
Corporate bonds due in:
One through five years	$6,533,101	$10,026	$(223,004)	$6,320,123
Five through ten years	350,000	425	—	350,425
MBSs – residential	6,400,195	171,466	—	6,571,661

Total	$13,283,296	$181,917	$(223,004)	$13,242,209

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Corporate bonds due in:
Less than one year	$499,126	$2,053	$(8,405)	$501,179
One through five years	6,038,217	29,709	—	6,059,521
Five through ten years	350,000	157	—	350,157
MBSs – residential	6,705,574	132,130	—	6,837,704

Total	$13,592,917	$164,049	$(8,405)	$13,748,561

MBSs include Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities, all of which are U.S. government sponsored agencies.

There were no sales of securities during the three months ended March 31, 2020 and March 31, 2019.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The age of unrealized losses and the fair value of related securities as of March 31, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020 (unaudited)
Corporate bonds	$2,800,348	$(219,456)	$1,004,864	$(3,548)	$3,805,212	$(223,004)

Total	$2,800,348	$(219,456)	$1,004,864	$(3,548)	$3,805,212	$(223,004)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Corporate bonds	$1,010,399	$(2,883)	$1,003,516	$(5,522)	$2,013,915	$(8,405)

Total	$1,010,399	$(2,883)	$1,003,516	$(5,522)	$2,013,915	$(8,405)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. At March 31, 2020 and December 31, 2019, securities available for sale with a carrying value of $249,035 and $261,165, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2020 (unaudited)
U.S. Government-sponsored agencies due in:
One through five years	$2,499,641	$3,022	$—	$2,502,663
Five through ten years	2,997,173	17,428	—	3,014,601
Corporate bonds due in:
Five through ten years	5,437,264	139,739	(30,773)	5,546,230
Municipal obligations due in:
One through five years	2,289,482	705	(50,690)	2,239,497
MBSs:
Residential	9,783,047	150,399	—	9,933,446
Commercial	28,417,605	831,465	—	29,249,070

Total	$51,424,212	$1,142,758	$(81,463)	$52,485,507

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
U.S. Government-sponsored agencies due in:
Less than one year	$4,950,000	$—	$(520)	$4,949,480
One through five years	2,499,584	—	(8,517)	2,491,067
Five through ten years	4,495,576	421	(5,406)	4,490,591
Corporate bonds due in:
Five through ten years	5,436,837	112,172	—	5,549,009
Municipal obligations due in:
Less than one year	909,795	3,697	—	913,492
One through five years	1,380,377	20,395	—	1,400,772
MBSs:
Residential	7,820,452	76,082	(10,077)	7,886,457
Commercial	28,600,696	305,721	(4,984)	28,901,432

Total	$56,093,317	$518,486	$(29,504)	$56,582,299

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

MBSs include FHLMC, FNMA and GNMA securities, all of which are U.S. government sponsored agencies.

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2020 (unaudited)
Municipal obligations	$288,666	$(1,690)	$1,330,831	$(49,000)	$1,619,497	$(50,690)
Corporate Bonds	1,403,612	(30,773)	—	—	1,403,612	(30,773)

Total	$1,692,278	$(32,463)	$1,330,831	$(49,000)	$3,023,109	$(81,463)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2019
U.S. Government-sponsored agencies	$2,991,651	$(5,406)	$7,440,548	$(9,037)	$10,432,199	$(14,443)
Corporate bonds	—	—	—	—	—	—
MBSs – residential	64,672	(129)	1,539,406	(9,948)	1,604,078	(10,077)
MBSs – commercial	2,077,669	(4,984)	—	—	2,077,669	(4,894)

Total	$5,133,992	$(10,519)	$8,979,954	$(18,985)	$14,113,946	$(29,504)

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

At March 31, 2020 and December 31, 2019, securities held to maturity with a carrying amount of $14,184,163 and $14,392,143, respectively, were pledged to secure repurchase agreements at the FHLBNY.

At March 31, 2020 and December 31, 2019, securities held to maturity with a carrying value of $4,091,000 and $4,429,954, respectively were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS

Loans are summarized as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Real estate:
Residential	$386,494,168	$384,296,405
Commercial and multi-family real estate	125,023,949	119,831,813
Construction	6,808,088	5,943,594
Commercial and industrial	4,035,298	2,263,608
Consumer:
Home equity and other	26,350,900	26,837,971

Total loans	548,712,403	539,173,391
Allowance for loan losses	(2,041,174)	(2,016,174)

Net loans	$546,671,229	$537,157,217

The Bank has granted loans to officers and directors of the Bank. At March 31, 2020 and December 31, 2019, such loans totaled approximately $772,099 and $779,790, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2020 and 2019.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Three months March 31, 2020 (unaudited)
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
Provision for loan losses (credit)	(72,000)	77,000	5,000	6,000	9,000	25,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,311,174	$589,000	$31,000	$92,000	$18,000	$2,041,174

March 31, 2019 (unaudited)
Allowance for loan losses:
Beginning balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175
Provision for loan losses (credit)	38,000	(40,000)	1,000	1,000	—	—
Loans charged off	—	—	—	—	—	—
Recoveries	39,999	—	—	—	—	39,999

Total ending allowance balance	$1,344,174	$567,000	$10,000	$90,000	$5,000	$2,016,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2020 and December 31, 2019:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
March 31, 2020 (unaudited)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,275,315	589,000	31,000	92,000	18,000	2,005,315

Total ending allowance balance	$1,311,174	$589,000	$31,000	$92,000	$18,000	$2,041,174

Loans:
Loans individually evaluated for impairment	$1,235,508	$227,986	$—	$19,415	$—	$1,482,909
Loans collectively evaluated for impairment	385,258,660	124,795,963	6,808,088	26,331,485	4,035,298	547,229,494

Total ending loan balance	$386,494,168	$125,023,949	$6,808,088	$26,350,900	$4,035,298	$548,712,403

December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,347,315	512,000	26,000	86,000	9,000	1,980,315

Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174

Loans:
Loans individually evaluated for impairment	$1,245,071	$229,490	$—	$19,533	$—	$1,494,094
Loans collectively evaluated for impairment	383,051,334	119,602,323	5,943,594	26,818,438	2,263,608	537,679,297

Total ending loan balance	$384,296,405	$119,831,813	$5,943,594	$26,837,971	$2,263,608	$539,173,391

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans as of and for the three months ended March 31, 2020 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$1,057,319	$178,189
Commercial and Multi-Family	227,986	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,415	—

	$1,304,720	$178,189

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,061,695	$35,859
Commercial and Multi-Family	228,738	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,474	—

	$1,309,907	$35,859

Impaired loans as of and for the year ended December 31, 2019 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$1,066,071	$179,000
Commercial and Multi-Family	229,490	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,533	—

	$1,315,094	$179,000

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,237,479	$35,859
Commercial and Multi-Family	57,373	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	9,816	—

	$1,304,668	$35,859

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has six residential loans totaling $1,241,109 that were troubled debt restructurings (“TDRs”) as of March 31, 2020, with one loan totaling $178,189 with a specific reserve of $35,859. At December 31, 2019, the Bank had six residential loans totaling $1,250,741 that were TDRs and one loan totaling $179,000 with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of March 31, 2020 and December 31, 2019 to customers with outstanding loans that are classified as TDRs. There were no loans modified as TDRs during the three-month periods ended March 31, 2020 or 2019. There were no TDRs in payment default within twelve months following the modification during the three months ended March 31, 2020 and 2019.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest income recognized on impaired loans for the three months ended March 31, 2020 and March 31, 2019 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of March 31, 2020 and December 31, 2019:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
March 31, 2020 (unaudited)
Residential	$567,320	$—
Commercial and multi-family	—	—
Consumer	19,415	—

Total	$586,735	$—

December 31, 2019
Residential	$570,406	$—
Commercial and multi-family	—	—
Consumer	19,533	—

Total	$589,940	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2020 (unaudited)
Residential	$626,695	$—	$—	$626,695	$385,867,473	$386,494,168
Commercial and multi-family	—	—	—	—	125,023,949	125,023,949
Construction	—	—	—	—	6,808,088	6,808,088
Commercial and industrial	—	—	—	—	4,035,298	4,035,298
Consumer	138,664	—	—	138,664	26,212,236	26,350,900

Total	$765,359	$—	$—	$765,359	$547,947,044	$548,712,403

December 31, 2019
Residential	$—	$370,909	$—	$370,909	$383,925,496	$384,296,405
Commercial and multi-family	—	—	—	—	119,831,813	119,831,813
Construction	—	—	—	—	5,943,954	5,943,594
Commercial and industrial	—	—	—	—	2,263,608	2,263,608
Home Equity & Consumer	171,645	26,474	19,533	217,652	26,620,319	26,837,971

Total	$171,645	$397,383	$19,533	$588,561	$538,584,830	$539,173,391

Loans greater than 89 days past due are considered to be nonperforming.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
March 31, 2020 (unaudited)
Residential	$385,048,278	$324,468	$1,121,422	$—	$386,494,168
Commercial and multi-family	123,548,298	—	1,475,651	—	125,023,949
Construction	6,808,088	—	—	—	6,808,088
Commercial and industrial	4,035,298	—	—	—	4,035,298
Consumer	26,331,485	—	19,415	—	26,350,900

Total	$545,769,447	$326,468	$2,616,488	$—	$548,712,403

December 31, 2019
Residential	$382,840,124	$326,089	$1,130,192	$—	$384,296,405
Commercial and multi-family	118,348,599	—	1,483,214	—	119,831,813
Construction	5,943,594	—	—	—	5,943,594
Commercial and industrial	2,263,608	—	—	—	2,263,608
Consumer	26,818,438	—	19,533	—	26,837,971

Total	$536,214,363	$326,089	$2,632,939	$—	$539,173,391

NOTE 5 – REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank must maintain a capital conservation buffer consisting of common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Bank exceed the fully phased in minimum capital requirement as of March 31, 2020.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then, which management believes have changed the Bank’s category.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in thousands) and ratios for the Bank are presented below at March 31, 2020 and December 31, 2019.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020 (unaudited):
Total capital to risk weighted assets	$127,158	28.98%	$35,097	8.00%	$43,872	10.00%
Tier 1 (Core) capital	125,116	28.52	26,323	6.00	35,097	8.00
Tier 1 Common Equity to risk weighted assets	125,116	28.52	19,742	4.50	28,516	6.50
Tier 1 (Core) capital to average assets	125,116	17.39	28,778	4.00	35,972	5.00
December 31, 2019:
Total capital to risk weighted assets	$77,308	17.76%	$34,831	8.00%	$43,539	10.00%
Tier 1 (Core) capital	75,292	17.29	26,123	6.00	34,821	8.00
Tier 1 Common Equity to risk weighted assets	75,292	17.29	19,592	4.50	28,300	6.50
Tier 1 (Core) capital to average assets	75,292	10.78	17,415	4.00	21,769	5.00

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered “well capitalized’ under Prompt Corrective Action statutes. The Community Bank Leverage Ratio was temporarily lowered to 8% due to the CARES Act. The rule was first available for use in the Bank’s March 31, 2020 Call Report, however, the Bank elected not to follow the framework for the new rule.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019

Fixed Rate	(unaudited)
Residential mortgage loans	$5,105,500	$5,094,500
Commercial real estate	6,950,000	255,000
Commercial and industrial	3,991,844	3,991,844
Home equity	421,000	—

Total	$16,468,344	$9,341,344

	March 31, 2020	December 31, 2019

Variable Rate	(unaudited)
Residential mortgage loans	$—	$992,000
Commercial real estate	7,112,500	—
Construction (residential)	—	—
Home equity	175,000	977,000

Total	$7,287,500	$1,969,000

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.25% to 6.00% and maturities ranging from 10 years to 30 years.

At March 31, 2020 and December 31, 2019, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $50,493,621 and $43,225,911, respectively. At March 31, 2020 and December 31, 2019, undisbursed funds from approved lines of credit under a business line of credit program amounted to $398,700 and $421,135, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $9,629 and $9,000 for the three months ended March 31, 2020 and 2019, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020 (unaudited)
Securities available for sale:
Corporate bonds	$6,670,548	$—	$6,670,548	$—
MBSs - residential	6,571,661	—	6,571,661	—

	$13,242,209	$—	$13,242,209	$—

As of December 31, 2019
Securities available for sale:
Corporate bonds	$6,910,857	$—	$6,910,857	$—
MBSs - residential	6,837,704	—	6,837,704	—

	$13,748,561	$—	$13,748,561	$—

There were no transfers between level 1 and level 2 during the three months ended March 31, 2020 and December 31, 2019.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at March 31, 2020 and December 31, 2019, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2020 (unaudited)
Financial instruments - assets
Cash and due from banks	$65,711	$65,711	$65,711	$—	$—
Investment securities held-to-maturity	51,424	52,486	—	52,486	—
Loans	546,671	523,496	—	—	523,496
Financial instruments - liabilities
Certificates of deposit	380,809	383,629	—	383,629	—
Borrowings	99,318	101,290	—	101,290	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Financial instruments - assets
Cash and due from banks	$127,863	$127,863	$127,863	$—	$—
Investment securities held-to-maturity	56,093	56,582	—	56,582	—
Loans	537,157	530,956	—	—	530,956
Financial instruments - liabilities
Certificates of deposit	400,181	402,513	—	402,513	—
Borrowings	97,092	96,892	—	96,892	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents. The fair value of loans is determined using an exit price methodology. Certificates of deposits fair value is estimated by using a discounted cash flow approach. Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) as of the three months ended March 31, 2020 and 2019 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
March 31, 2020 (unaudited)
Beginning balance at January 1, 2020	$111,892	$(425,557)	$(313,665)
Other comprehensive gain (loss)	(141,430)	27,898	(113,532)

Amounts reclassified	—	—	—

Net period comprehensive income	(141,430)	(27,898)	(113,532)

Ending balance	$(29,538)	$(397,659)	$(427,197)

March 31, 2019
Beginning balance at January 1, 2019	$50,561	$(367,680)	$(317,119)
Other comprehensive (loss) gain before reclassification	13,201	—	13,201
Amounts reclassified	—	—	—

Net period comprehensive income	13,201	—	13,201

Ending balance	$63,762	$(367,680)	$(303,918)

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock conversion and stock offering, the Company established an employee stock ownership plan (“ESOP) which acquired 515,775 shares of the Company’s common stock equaling 4% of the shares issued, including shares issued to the Bogota Savings Bank Charitable Foundation. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Company contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and for the three months ended March 31, 2020 and March 31, 2019 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the unaudited consolidated financial statements included form 10K at and for the year ended December 31, 2019. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

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

COVID-19. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruption in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

Congress, the President and the Federal Deposit Insurance Corporation (the “FDIC”) have taken several actions designed to cushion the economic fallout, including enactment of the Coronavirus Aid Relief and Economic Security (“CARES”) Act at the end of March 2020. The goal of the CARES Act is to prevent severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 is unsuccessful or the effects of the pandemic continue or worsen, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Financial position and results of operations

The Company’s fee income will be reduced due to COVID-19. In keeping with the guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact.

The Company’s interest income could be reduced due to COVID-19. In keeping with the guidance from the regulators, the Company is actively working with COVID-19 affected borrowers to defer payments, interest and fees. While interest and fees will accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted.

Credit and asset quality

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries are impacted will likely be in direct proportion to the duration and depth of the COVID-19 pandemic.

The Company is also providing assistance to individuals and small business clients directly impacted by the COVID-19 pandemic by allowing borrowers to modify their loans. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for the COVID-19 modifications. Loans that were modified due to COVID-19 will not be classified as a troubled debt restructurings (“TDR”). As of May 13, 2020, we had approved loan modifications for 16.0% of the total loan portfolio allowing them to defer principal and/or interest payments. Details with respect to actual loan modifications are as follows:

Type of Loan	Number of Loans	Balance
One- to four-family residential real estate (1)	137	$64,273,815
Commercial real estate	11	17,629,734
Multi-family real estate	10	5,295,385
Commercial and industrial	—	—
Consumer	—	—
Other	—	—

Total	158	$87,198,934

(1)	Includes home equity loans and lines of credit.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (“PPP”). An eligible business can apply for a PPP loan up to a lessor of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP if employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of May 3, 2020, we have received and processed approximately 73 PPP applications totaling approximately $7.5 million.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets decreased $57.9 million, or 7.6%, to $708.7 million from December 31, 2019. Unfilled subscriptions for our stock of $41.5 million from the stock offering were returned during the three months ended March 31, 2020. Excluding these funds, total assets decreased by $26.4 million, or 2.3%, during the three months ended March 31, 2020. The decrease was primarily due to a $62.2 million, or 48.6%, decrease in cash and cash equivalents to $65.7 million and a $4.7 million, or 8.4%, decrease in securities held-to-maturity, offset by a $9.5 million, or 1.8%, increase in loans.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $62.2 million, or 48.6%, to $65.7 million at March 31, 2020 from $127.9 million at December 31, 2019. This decrease resulted from unfilled subscriptions of $41.5 million from the stock offering that were returned during the three months ended March 31, 2020 and decreases in certificates of deposit.

Securities Available for Sale. Total securities available for sale decreased $506,000, or 3.7%, to $13.2 million at March 31, 2020 from $13.7 million. The decrease was due to maturities resulting in a decrease of $266,000 in mortgage-backed securities and a decrease of $240,000 in corporate bonds.

Securities Held to Maturity. Total securities held to maturity decreased $4.7 million, or 8.4%, to $51.4 million at March 31, 2020 from $56.1 million at December 31, 2019, primarily due to the maturity of securities, offset by the purchase of $2.6 million of securities. The decrease was primarily due to a $6.4 million decrease in U.S. government agency obligations, offset by a $1.8 million increase in mortgage-backed securities.

Net Loans. Net loans increased $9.5 million, or 1.8%, to $546.7 million at March 31, 2020 from $537.2 million at December 31, 2019. The increase was due to a $2.2 million, or 0.6%, increase in one- to four-family residential mortgage loans to $386.5 million at March 31, 2020 from $384.3 million at December 31, 2019, an increase of $1.8 million, or 78.3%, in commercial and industrial loans to $4.0 million at March 31, 2020 from $2.3 million as of December 31, 2019, an increase of $5.2 million, or 4.3%, in commercial and multi-family real estate loans to $125.0 million at March 31, 2020 from $119.8 million at December 31, 2019 and an increase of $865,000, or 14.6%, in construction real estate loans to $6.7 million at March 31, 2020 from $5.9 million at December 31,

2019 partially offset by a $487,000, or 1.8%, decrease in consumer loans, to $26.4 million at March 31, 2020 from $26.8 million at December 31, 2019. The increase in commercial and industrial loans was due to the purchase of $1.9 million of such loans in the first three months of 2020. The increase in commercial real estate and multi-family loans resulted from originations on new loans exceeding prepayments of such loans.

Deposits. Total deposits decreased $20.1 million, or 4.1%, to $477.6 million at March 31, 2020 from $497.8 million at December 31, 2019. The decrease in deposits reflected a decrease in interest bearing deposits of $21.5 million, or 4.5%, to $460.1 million as of March 31, 2020 from $481.6 million at December 31, 2019, offset by an increase in non-interest bearing deposits of $1.4 million, or 8.5%, to $17.5 million as of March 31, 2020 from $16.1 million as of December 31, 2019. Interest bearing deposits decreased mostly due to a decrease in certificate of deposits as the Bank had a high volume of maturities not all of were renewed due to the lower market interest rate environment. At March 31, 2020, municipal deposits totaled $14.8 million, which represented 3.1% of total deposits, and brokered deposits totaled $53.1 million, which represented 11.1% of total deposits. At December 31, 2019, municipal deposits totaled $14.0 million, which represented 2.8% of total deposits, and brokered deposits totaled $52.1 million, which represented 10.5% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $2.2 million, or 2.3%, to $99.3 million at March 31, 2020 from $97.1 million at December 31, 2019, as borrowings were available at lower rates than deposits. The weighted average rate of borrowings was 2.02% and 2.17% as of March 31, 2020 and December 31, 2019, respectively.

Total Equity. Stockholders’ equity increased $49.7 million to $124.7 million, primarily due to the completion of the reorganization of the Bank into a two-tier mutual holding company for of organization. At March 31, 2020, the Company’s ratio of average stockholders’ equity-to-total assets was 16.27%, compared to 10.96% at December 31, 2019.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/Cost (3)	Average Balance	Interest and Dividends	Yield/Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$78,260	$282	1.44%	$24,131	$150	2.50%
Loans	540,814	5,097	3.77%	527,775	4,944	3.75%
Securities	66,749	443	2.65%	80,738	517	2.56%
Other interest-earning assets	5,733	95	6.67%	4,438	80	7.11%

Total interest-earning assets	691,556	5,917	3.43%	637,082	5,691	3.58%
Non-interest-earning assets	28,007			27,689

Total assets	$719,563			$664,771

Liabilities and equity:
NOW and money market accounts	$47,707	$132	1.11%	$79,331	$275	1.29%
Savings accounts	29,283	19	0.25%	31,567	21	0.27%
Certificates of deposit	393,418	2,165	2.21%	392,340	2,138	2.19%

Total interest-bearing deposits	470,408	2,316	1.98%	503,238	2,434	1.94%
Federal Home Loan Bank advances	97,032	517	2.14%	69,172	442	2.56%

Total interest-bearing liabilities	567,440	2,833	2.00%	572,410	2,876	2.01%

Non-interest-bearing deposits	30,245			13,043
Other non-interest-bearing liabilities	4,837			6,473

Total liabilities	602,522			591,926
Total equity	117,041			72,845

Total liabilities and equity	$719,563			$664,771

Net interest income		$3,084			$2,815

Interest rate spread (1)			1.42%			1.56%
Net interest margin (2)			1.79%			1.77%
Average interest-earning assets to average interest-bearing liabilities	122%			111%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

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

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$782	$(650)	$132
Loans receivable	492	(339)	153
Securities	(370)	296	(74)
Other interest–earning assets	85	(70)	15

Total interest-earning assets	989	(763)	226

Interest expense:
NOW and money market accounts	(353)	210	(143)
Savings accounts	(6)	4	(2)
Certificates of deposit	24	3	27
Federal Home Loan Bank advances	595	(520)	75

Total interest-bearing liabilities	260	(303)	(43)

Net increase (decrease) in net interest income	$729	$(460)	$269

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General. Net income decreased by $1.7 million, or 469.7%, to a net loss of $1.3 million for the three months ended March 31, 2020 from net income of $362,000 for the three months ended March 31, 2019. Non-interest expense increased by $2.6 million, provision for loan losses increased by $25,000 and non-interest income decreased by $19,000, which was offset by an increase in net interest income of $269,000 and a $642,000 decrease in income tax expense.

Interest Income. Interest income increased $227,000, or 4.0%, to $5.9 million for the three months ended March 31, 2020 from $5.7 million for the three months ended December 31, 2019. The increase reflected a $54.5 million increase in the average balance of interest-earnings assets, offset by a 15 basis points decrease in the average yield on interest-earning assets to 3.43% for the three months ended March 31, 2020 from 3.58% for the three months ended March 31, 2019.

Interest income on cash and cash equivalents increased $132,000, or 1.0%, to $282,000 for the three months ended March 31, 2020 from $150,000 for the three months ended March 31, 2019. Interest income on cash and cash equivalents increased due to a $54.1 million increase in the average balance of cash and cash equivalents to $78.3 million for the three months ended March 31, 2020 from $24.1 million for the three months ended March 31, 2019. The increase in the average balance of cash and cash equivalents was due to the stock proceeds. The increase was offset by a 106 basis point decrease in the average yield on cash and cash equivalents loans from 2.50% for the three months ended March 31, 2019 to 1.44% for the three months ended March 31, 2020.

Interest income on loans increased $153,000, or 3.1%, to $5.1 million for the three months ended March 31, 2019 from $4.9 million for the three months ended March 31, 2019. Interest income on loans increased due to a $13.0 million increase in the average balance of loans to $540.8 million for the three months ended March 31, 2020 from $527.8 million for the three months ended March 31, 2019. The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases. The increase also reflected a two basis point increase in the average yield on loans from 3.75% for the three months ended March 31, 2019 to 3.77% for the three months ended March 31, 2020 due to a higher concentration of higher-yielding commercial and industrial and multi-family and commercial real estate loans.

Interest income on securities decreased $74,000, or 14.3%, to $443,000 for the three months ended March 31, 2020 from $517,000 for the three months ended March 31, 2019 due to a $14.0 million decrease in the average balance of securities to $66.7 million for the three months ended March 31, 2020 from $80.7 million for the three months ended March 31, 2019 and a 44 basis point decrease in the average yield from 7.11% for the three months ended March 31, 2019 to 6.89% for the three months ended March 31, 2020.

Interest Expense. Interest expense decreased $42,000, or 1.5%, to $2.8 million for the three months ended March 31, 2020 from $2.9 million for the three months ended March 31, 2019. The decrease primarily reflected a 1 basis point decrease in the average cost of interest-bearing liabilities to 2.00% for the three months ended March 31, 2020 from 2.01% for the three months ended March 31, 2019, as well as a $5.0 million decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $118,000, or 4.9%, to $2.3 million for the three months ended March 31, 2020 from $2.4 million for the three months ended March 31, 2019. This decrease was due primarily to a $32.8 million decrease in the average balance of deposits to $470.4 million for the three months ended March 31, 2020 from $503.2 million for the three months ended March 31, 2019, offset by four basis point increase in the average cost of interest-bearing deposits to 1.98% for the three months ended March 31, 2020 from 1.94% for the three months ended March 31, 2019 and. The increase in the average cost of deposits was due to the rising costs of retaining deposits in a competitive environment and a higher percentage of certificates of deposit relative to total deposits. The decrease in the average balance of deposits was primarily due to the decrease in the average balance of NOW and money market accounts.

Interest expense on Federal Home Loan Bank borrowings increased $75,000, or 17.1%, from $442,000 for the three months ended March 31, 2019 to $517,000 for the three months ended March 31, 2020. The increase was primarily due to a $27.9 million increase in the average balance of Federal Home Loan Bank borrowings from $69.2 million for the three months ended March 31, 2019 to $97.0 million for the three months ended March 31, 2020. This interest increase was offset by a 42 basis point decrease in the average cost of Federal Home Loan Bank borrowings from 2.56% for the three months ended March 31, 2019 to 2.14% for the three months ended March 31, 2020.

Net Interest Income. Net interest income increased $269,000, or 9.6%, to $3.1 million for the three months ended March 31, 2020 from $2.8 million for the three months ended March 31, 2019. The decrease reflected a 14 basis point decrease in our net interest rate spread to 1.42% for the three months ended March 31, 2020 from 1.56% for the three months ended March 31, 2019. Our net interest margin increased 2 basis points to 1.79% for the three months ended March 31, 2020 from 1.77% for the three months ended March 31, 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $25,000 for the three months ended March 31, 2020 and we recorded no provision for loan losses for the three-month period ended March 31, 2019. Higher loan balances were the reason for the provision during the three months ended March 31, 2020. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs. Non-performing assets decreased to $587,000, or 0.08% of total assets, at March 31, 2020. We recorded no net charge-offs for the three months ended March 31, 2020 compared to $40,000 in recovery for the three months ended March 31, 2019. The allowance for loan losses was $2.0 million, or 0.37% of loans outstanding, at March 31, 2020.

Non-Interest Income. Non-interest income decreased $19,000, or 13.5%, to $121,000 for the three months ended March 31, 2020 from $140,000 for the three months ended March 31, 2019 due to a $10,000 decrease in collection of mortgage late fees and a $9,000 decrease in other non-interest income, which included less loan servicing income.

Non-Interest Expenses. For the three months ended March 31, 2020, non-interest expenses increased $2.6 million to $5.1 million, over the comparable 2019 period. Data processing cost decreased $418,000, or 74.1%, due to de-conversion expenses in 2019 for the data processing conversion. Expenses for the three months ended March 31, 2020 included a $2.9 million contribution to the Bogota Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization. The increase of other general operating expenses was mainly due to increases in professional fees associated with the expense of becoming a public company. Without the contribution to the charitable foundation in 2020 and the de-conversion expense in 2019 non-interest expenses increased $9,000 to $2.2 million.

Income Tax Expense. Income tax expense decreased $642,000, or 734.3%, to a benefit of $555,000 for the three months ended March 31, 2019 from an expense of $87,000 for the three months ended March 31, 2019. The decrease was due primarily to a $810,000 benefit for the contribution to the charitable foundation. The effective tax rate for 2020 and 2019 was 29.3% and 19.5% respectively.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 and 200 points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as March 31, 2020. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$78,186	$(23,015)	(22.74)%	12.35%	(13.15)%
300 bp	86,753	(14,447)	(14.28)	13.32	(6.33)
200 bp	94,663	(6,538)	(6.46)	14.11	(0.77)
100 bp	99,850	(1,351)	(1.34)	14.45	1.62
—	101,201	—	—	14.22	—
(100) bp	111,705	10,505	10.38	15.30	7.59
(200) bp	127,651	26,451	26.14	17.09	20.18

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

As of March 31, 2020, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(1.14)%
300	(0.56)
200	(0.12)
100	(0.43)
—	—
(100)	(0.06)
(200)	1.50

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2020, we had the ability to borrow up to $256.5 million, of which $99.3 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2020, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2020, cash and cash equivalents totaled $65.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $13.2 million at March 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2020 totaled $276.6 million, or 57.9%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At March 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular, bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

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

101.0

The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

*	Furnished, not filed.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 22, 2020	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer