Form 10-Q/A
period 2020-03-31
Bogota Financial Corp.
filed 2020-06-09
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 22, 2020, there were 13,157,525 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Bogota Financial Corp. (the “Company”) for the quarter ended March 31, 2020, that was filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 26, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2020 (the “Form 8-K”), and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) is relying on the relief provided by the Order in connection with the filing of the Form 10-Q and (ii) was unable to file the Form 10-Q on its customary schedule because the Company’s operations and business experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic in the United States, resulting in the Company having to modify its business practices. Management devoted significant time and attention to assessing the potential impact of COVID-19 and related events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which diverted management resources from completing tasks necessary to file the Quarterly Report by its original due date. As indicated above, the Company filed the Form 10-Q on May 26, 2020, which was within the permissible extended filing deadline pursuant to the Order and the estimated filing timeline in the Form 8-K.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. This Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-Q.

Part II. Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: June 9, 2020	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer