Form 10-Q
period 2020-06-30
Bogota Financial Corp.
filed 2020-08-12
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of August 11, 2020, there were 13,157,525 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

EXPLANATORY NOTE

Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank in connection with the reorganization of Bogota Savings Bank and its mutual holding company, Bogota Financial, MHC, into the two-tier mutual holding company structure. As of June 30, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q at and for the periods ended June 30, 2019 relate solely to the consolidated financial results of Bogota Savings Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Savings Bank at and for the year ended December 31, 2019.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$5,655,248	$5,176,241
Interest-bearing deposits in other banks	46,154,222	122,686,318
Cash and cash equivalents	51,809,470	127,862,559
Securities available for sale	12,563,822	13,748,561
Securities held to maturity (fair value of $56,100,917 and $56,582,299, respectively)	54,611,029	56,093,317
Loans, net of allowance of $2,266,174 and $2,016,174, respectively	587,680,746	537,157,217
Premises and equipment, net	4,102,503	4,196,753
Federal Home Loan Bank (FHLB) stock	6,324,100	5,672,700
Accrued interest receivable	2,671,225	2,021,360
Bank owned life insurance	16,736,735	17,409,745
Other assets	2,173,950	2,450,042
Total Assets	$738,673,580	$766,612,254
Liabilities and Equity
Liabilities
Non-interest bearing	$25,528,305	$16,122,231
Interest bearing	466,886,915	481,627,221
Total Deposits	492,415,220	497,749,452
FHLB advances	113,105,606	97,092,484
Advance payments by borrowers for taxes and insurance	2,692,262	3,191,706
Subscription offering proceeds	—	90,349,840
Other liabilities	4,128,541	3,250,925
Total liabilities	612,341,629	691,634,407
Commitments and Contingencies-see note 5
Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2020	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,157,525 issued and outstanding at June 30, 2020	131,575	—
Additional Paid-In capital	57,022,232	—
Retained earnings	75,357,002	75,291,512
Unearned ESOP shares (503,465 shares)	(5,879,446)	—
Accumulated other comprehensive loss	(299,412)	(313,665)
Total stockholders’ equity	126,331,951	74,977,847
Total liabilities and stockholders’ equity	$738,673,580	$766,612,254

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Interest income
Loans	$5,245,931	$5,067,063	$10,343,182	$10,010,861
Securities
Taxable	405,146	464,481	836,199	941,701
Tax-exempt	13,220	25,722	24,881	65,950
Other interest-earning assets	151,913	215,427	529,276	444,794
Total interest income	5,816,210	5,772,693	11,733,538	11,463,306
Interest expense
Deposits	2,041,512	2,513,871	4,357,833	4,947,865
FHLB advances	488,854	477,160	1,005,926	918,739
Total interest expense	2,530,366	2,991,031	5,363,759	5,866,604
Net interest income	3,285,844	2,781,662	6,369,779	5,596,702
Provision for loan losses	225,000	—	250,000	—
Net interest income after provision for loan losses	3,060,844	2,781,662	6,119,779	5,596,702
Non-interest income
Fees and service charges	12,327	31,957	32,045	60,440
Bank owned life insurance	749,091	102,164	848,802	202,261
Other	6,228	5,181	8,182	16,976
Total non-interest income	767,646	139,302	889,029	279,677
Non-interest expense
Salaries and employee benefits	1,202,387	1,220,789	2,459,986	2,474,620
Occupancy and equipment	159,376	175,208	328,916	350,572
FDIC insurance assessment	26,000	44,369	71,000	89,456
Data processing	165,211	172,940	311,237	737,043
Advertising	42,180	60,000	101,814	120,000
Director fees	178,894	168,380	365,176	337,945
Professional fees	192,572	62,500	324,906	122,500
Contribution to Charitable Foundation	—	—	2,881,500	—
Other	193,070	210,807	387,771	388,994
Total non-interest expense	2,159,690	2,114,993	7,232,306	4,621,130
Income (loss) before income taxes (benefit)	1,668,800	805,971	(223,498)	1,255,249
Income tax expense (benefit)	265,727	197,700	(288,988)	285,160
Net income	$1,403,073	$608,271	$65,490	$970,089
Earnings per Share	$0.11	—	$0.01	—
Weighted average shares outstanding	12,650,748	—	11,675,010	—

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Net income	$1,403,073	$608,271	$65,490	$970,089
Other comprehensive income:
Unrealized gains/losses on securities available for sale:
Unrealized holding (loss) gain arising during the period	138,947	38,911	(57,784)	57,262
Tax effect, income (benefit) tax expense	(39,057)	(10,946)	16,244	(16,096)
Net of tax	99,890	27,965	(41,540)	41,166
Defined benefit retirement plans:
Net gain arising during the period including changes in assumptions	—	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	38,803	—	77,606	—
Tax effect, income tax benefit	(10,908)	—	(21,813)	—
Net of tax	27,895	—	55,793	—
Total other comprehensive income	127,785	27,965	14,253	41,166
Comprehensive income	$1,530,858	$636,236	$79,743	$1,011,255

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2019	—	$—	$—	$72,794,887	$(317,119)	$—	$72,477,768
Net Income	—	—	—	361,818	—	—	361,818
Other comprehensive income	—	—	—	—	13,201	—	13,201
Reclassification of the stranded tax effects from the enactment of the Tax Cuts and Jobs Act	—	—	—	68,713	(68,713)	—	—
Balance March 31, 2019	—	$—	$—	$73,225,418	$(372,631)	$—	$72,852,787
Net Income	—	—	—	608,271	—	—	608,271
Other comprehensive income	—	—	—	—	27,965	—	27,965
Balance June 30, 2019	—	$—	$—	$73,833,689	$(344,666)	$—	$73,489,023
Balance January 1, 2020	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Net loss	—	—	—	(1,337,583)	—	—	(1,337,583)
Other comprehensive loss	—	—	—	—	(113,532)	—	(113,532)
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	—	(6,022,899)	(6,022,899)
Balance March 31, 2020	13,157,525	$131,575	$57,053,962	$73,953,929	$(427,197)	$(6,022,899)	$124,689,370
Net income	—	—	—	1,403,073	—	—	1,403,073
Other comprehensive income	—	—	—	—	127,785	—	127,785
ESOP shares released			(31,730)			143,453	111,723
Balance June 30, 2020	13,157,525	$131,575	$57,022,232	$75,357,002	$(299,412)	$(5,879,446)	$126,331,951

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$65,490	$970,089
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	250,000	—
Depreciation of premises and equipment	139,337	159,926
Amortization of deferred loan fees	309,726	184,130
Amortization of premiums and accretion of discounts on securities, net	68,148	53,498
Deferred income tax benefit	(829,801)	—
Contribution to charitable foundation	2,631,500	—
Increase in cash surrender value of bank owned life insurance	(190,911)	(202,261)
Employee stock ownership plan expense	111,723	—
Changes in:
Accrued interest receivable	(649,865)	(76,249)
Net changes in other assets	1,199,748	350,988
Net changes in other liabilities	855,799	232,679
Net cash provided by operating activities	3,960,894	1,672,800
Cash flows from investing activities
Purchases of securities available for sale	—	(500,000)
Purchases of securities held to maturity	(11,664,965)	(2,069,295)
Maturities, calls, and repayments of securities available for sale	1,058,806	763,518
Maturities, calls, and repayments of securities held to maturity	13,147,253	14,795,900
Net increase in loans	(49,213,588)	(11,566,597)
Loans purchased	(1,869,667)	—
Death benefit proceeds from bank owned life insurance	863,921	—
Purchases of premises and equipment	(45,087)	(39,512)
Purchase of FHLB Stock	(789,100)	(2,305,300)
Redemption of FHLB stock	137,700	2,171,300
Net cash (used in) provided by investing activities	(48,374,727)	1,250,014
Cash flows from financing activities
Net decrease in deposits	(5,334,232)	(6,184,180)
Net increase (decrease) in short-term FHLB advances	7,000,000	(22,370,000)
Proceeds from long-term FHLB non-repo advances	16,500,000	28,000,000
Repayments of long-term FHLB non-repo advances	(7,486,878)	(1,903,679)
Loan to ESOP	(6,022,899)	—
Stock offering expenses	(1,973,312)	—
Return of unfilled stock offering subscriptions	(41,505,998)	—
Common stock issuance	7,683,507	—
Net (decrease) increase in advance payments from borrowers for taxes and insurance	(499,444)	156,068
Net cash used in financing activities	(31,639,256)	(2,301,791)
Net (decrease) increase in cash and cash equivalents	(76,053,089)	621,023
Cash and cash equivalents at beginning of year	127,862,559	24,517,602
Cash and cash equivalents at June 30	$51,809,470	$25,138,625
Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$48,843,842	$—
Income taxes paid	$100,000	$360,000
Interest paid	$5,449,347	$5,866,604

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank (the “Bank’) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.  As of June 30, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the consolidated financial statements as of and for the three and six months ended June 30, 2019 include the accounts of the Bank and its wholly-owned subsidiaries, Bogota Securities Corp. and Bogota Properties, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at June 30, 2020 and December 31, 2019.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey.  The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances.  The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share net proceeds of $54.6 million after $2.0 million of expenses.  In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company.  Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or equity.

Earnings per Share:  Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The Company does not currently have any outstanding stock options or shares of restricted stock.  The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the three and six months ended June 30, 2020. Earnings per share were not applicable for the three and six months ended June 30, 2019 since there were no shares outstanding.

	For the three months ended June 30,	For the six months ended June 30,
Net income	$1,403,073	$65,490
Basic earnings per share:
Weighted average shares outstanding - basic	12,650,748	11,675,010
Basic earnings per share	$0.11	$0.01

BOGOTA FINANCIAL CORP.

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

Risks and Uncertainties: On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and will continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding expected credit losses on loans receivable and other-than-temporary impairment of investment securities.

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

The effective date of ASU 2016-13 for the Company is fiscal years beginning after December 15, 2022 (the fiscal year beginning on January 1, 2023 for the Company), and interim periods within those fiscal years.  The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company will not early adopt, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Corporate bonds due in:
One through five years	$6,029,303	$10,479	$(20,386)	$6,019,396
Five through ten years	350,000	217	—	350,217
MBSs – residential	6,086,659	108,896	(1,346)	6,194,209
Total	$12,465,962	$119,592	$(21,732)	$12,563,822

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Corporate bonds due in:
Less than one year	$499,126	$2,053	$(8,405)	$501,179
One through five years	6,038,217	29,709	—	6,059,521
Five through ten years	350,000	157	—	350,157
MBSs – residential	6,705,574	132,130	—	6,837,704
Total	$13,592,917	$164,049	$(8,405)	$13,748,561

All of the MBS’s are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the six months ended June 30, 2020 and June 30, 2019.

The age of unrealized losses and the fair value of related securities as of June 30, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Corporate bonds	$3,001,454	$(15,563)	$1,002,958	$(4,823)	$4,004,412	$(20,386)
MBSs – residential	298,568	(1,346)	-	-	298,568	(1,346)
Total	$3,300,022	$(16,909)	$1,002,958	$(4,823)	$4,302,980	$(21,732)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Corporate bonds	$1,010,399	$(2,883)	$1,003,516	$(5,522)	$2,013,915	$(8,405)
Total	$1,010,399	$(2,883)	$1,003,516	$(5,522)	$2,013,915	$(8,405)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.  At June 30, 2020 and December 31, 2019, securities available for sale with a carrying value of $228,643 and $261,165, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
U.S. Government-sponsored agencies due in:
One through five years	$—	$—	$—	$—
Five through ten years	1,497,257	9,774	—	1,507,031
Corporate bonds due in:
Five through ten years	8,386,923	167,947	(61,730)	8,493,140
Municipal obligations due in:
One through five years	3,106,090	41,392	—	3,147,482
Five through ten years	375,000	31,961	—	406,961
MBSs:
Residential	13,056,910	231,996	(4,604)	13,284,302
Commercial	28,188,849	1,073,384	(232)	29,262,001
Total	$54,611,029	$1,556,454	$(66,566)	$56,100,917

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
U.S. Government-sponsored agencies due in:
Less than one year	$4,950,000	$—	$(520)	$4,949,480
One through five years	2,499,584	—	(8,517)	2,491,067
Five through ten years	4,495,576	421	(5,406)	4,490,591
Corporate bonds due in:
Five through ten years	5,436,837	112,172	—	5,549,009
Municipal obligations due in:
Less than one year	909,795	3,697	—	913,492
One through five years	1,380,377	20,395	—	1,400,772
MBSs:
Residential	7,820,452	76,082	(10,077)	7,886,457
Commercial	28,600,696	305,721	(4,984)	28,901,432
Total	$56,093,317	$518,486	$(29,504)	$56,582,299

All of the MBS are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2020
Corporate Bonds	$2,373,172	$(61,730)	$-	$-	$2,373,172	$(61,730)
MBSs – residential	2,146,631	(4,604)	—	—	2,146,631	(4,604)
MBSs – commercial	2,037,390	(232)	—	—	2,037,390	(232)
Total	$6,557,193	$(66,566)	$—	$—	$6,557,193	$(66,566)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2019
U.S. Government-sponsored agencies	$2,991,651	$(5,406)	$7,440,548	$(9,037)	$10,432,199	$(14,443)
Corporate bonds	—	—	—	—	—	—
MBSs – residential	64,672	(129)	1,539,406	(9,948)	1,604,078	(10,077)
MBSs – commercial	2,077,669	(4,984)	—	—	2,077,669	(4,894)
Total	$5,133,992	$(10,519)	$8,979,954	$(18,985)	$14,113,946	$(29,504)

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

At June 30, 2020 and December 31, 2019, securities held to maturity with a carrying amount of $11,582,803 and $14,392,143, respectively, were pledged to secure repurchase agreements at the FHLBNY.

At June 30, 2020 and December 31, 2019, securities held to maturity with a carrying value of $4,128,350 and $4,429,954, respectively were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS

Loans are summarized as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Real estate:
Residential	$377,770,054	$384,296,405
Commercial and multi-family real estate	165,274,262	119,831,813
Construction	7,499,615	5,943,594
Commercial and industrial	14,009,499	2,263,608
Consumer:
Home equity and other	25,393,490	26,837,971
Total loans	589,946,920	539,173,391
Allowance for loan losses	(2,266,174)	(2,016,174)
Net loans	$587,680,746	$537,157,217

The Bank has granted loans to officers and directors of the Bank.  At June 30, 2020 and December 31, 2019, such loans totaled approximately $799,946 and $779,790, respectively.

As of June 30, 2020, the Bank granted $68.0 million of loan modifications which represented 12.0% of the total loan portfolio allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments.  These short-term loan modifications were treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest and will not be tested for impairment during the short-term modification period.

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). As of June 30, 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million which are include in the table above under commercial and industrial loans.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three and six months ended June 30, 2020 and 2019.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Three months June 30, 2020
Allowance for loan losses:
Beginning balance	$1,311,174	$589,000	$31,000	$92,000	$18,000	$2,041,174
Provision for loan losses (credit)	46,500	181,000	3,500	(4,000)	(2,000)	225,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,357,674	$770,000	$34,500	$88,000	$16,000	$2,266,174
June 30, 2019
Allowance for loan losses:
Beginning balance	$1,344,174	$567,000	$10,000	$90,000	$5,000	$2,016,174
Provision for loan losses (credit)	(3,000)	(9,000)	2,500	5,000	4,500	—
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,341,174	$558,000	$12,500	$95,000	$9,500	$2,016,174

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Six months June 30, 2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
Provision for loan losses (credit)	(25,500)	258,000	8,500	2,000	7,000	250,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,357,674	$770,000	$34,500	$88,000	$16,000	$2,266,174
June 30, 2019
Allowance for loan losses:
Beginning balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175
Provision for loan losses (credit)	35,000	(49,000)	3,500	6,000	4,500	—
Loans charged off	—	—	—	—	—	—
Recoveries	39,999	—	—	—	—	39,999
Total ending allowance balance	$1,341,174	$558,000	$12,500	$95,000	$9,500	$2,016,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of June 30, 2020 and December 31, 2019:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
June 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,321,815	770,000	34,500	88,000	16,000	2,230,315
Total ending allowance balance	$1,357,674	$770,000	$34,500	$88,000	$16,000	$2,266,174
Loans:
Loans individually evaluated for impairment	$1,322,942	$226,497	$—	$19,297	$—	$1,568,736
Loans collectively evaluated for impairment	376,447,112	165,047,765	7,499,615	25,374,193	14,009,499	588,378,184
Total ending loan balance	$377,770,054	$165,274,262	$7,499,615	$25,393,490	$14,009,499	$589,946,920
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,347,315	512,000	26,000	86,000	9,000	1,980,315
Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
Loans:
Loans individually evaluated for impairment	$1,245,071	$229,490	$—	$19,533	$—	$1,494,094
Loans collectively evaluated for impairment	383,051,334	119,602,323	5,943,594	26,818,438	2,263,608	537,679,297
Total ending loan balance	$384,296,405	$119,831,813	$5,943,594	$26,837,971	$2,263,608	$539,173,391

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans as of and for the six months ended June 30, 2020 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,322,942	$177,917	$35,859
Commercial and Multi-Family	226,497	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,297	—	—
	$1,568,736	$177,917	$35,859

	Average Of individually Impaired loans for the
	Three months ended June 30, 2020	Six months ended June 30, 2020
Residential first mortgages	$1,279,225	$1,267,840
Commercial and Multi-Family	227,241	227,991
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,356	19,415
	$1,525,822	$1,515,246

Impaired loans as of and for the year ended December 31, 2019 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,066,071	$179,000	$35,859
Commercial and Multi-Family	229,490	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,533	—	—
	$1,315,094	$179,000	$35,859

Average Of individually Impaired loans for the
	Three months ended June 30, 2019	Six months ended June 30, 2019
Residential first mortgages	$1,225,275	$1,209,136
Commercial and Multi-Family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	—	—
	$1,225,275	$1,209,136

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has six residential loans totaling $1,237,523 that were troubled debt restructurings (“TDRs”) as of June 30, 2020, with one loan totaling $177,917 with a specific reserve of $35,859. At December 31, 2019, the Bank had six residential loans totaling $1,250,741 that were TDRs and one loan totaling $179,000 with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of June 30, 2020 and December 31, 2019 to customers with outstanding loans that are classified as TDRs.  There were no loans modified as TDRs during the six-month periods ended June 30, 2020 or 2019.  There were no TDRs in payment default within twelve months following the modification during the six months ended June 30, 2020 and 2019.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest income recognized on impaired loans for the three months ended June 30, 2020 and June 30, 2019 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
June 30, 2020
Residential	$655,427	$—
Commercial and multi-family	—	—
Consumer	19,297	—
Total	$674,724	$—

December 31, 2019
Residential	$570,406	$—
Commercial and multi-family	—	—
Consumer	19,533	—
Total	$589,940	$—

The Bank had no other real estate owned at either June 30, 2020 or December 31, 2019

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2020
Residential	$—	$220,938	$90,978	$311,916	$377,458,138	$377,770,054
Commercial and multi-family	—	—	—	—	165,274,262	165,274,262
Construction	—	—	—	—	7,499,615	7,499,615
Commercial and industrial	—	—	—	—	14,009,499	14,009,499
Consumer	24,740	—	—	24,740	25,368,750	25,393,490
Total	$24,740	$220,938	$90,978	$336,656	$589,610,264	$589,946,920

December 31, 2019
Residential	$—	$370,909	$—	$370,909	$383,925,496	$384,296,405
Commercial and multi-family	—	—	—	—	119,831,813	119,831,813
Construction	—	—	—	—	5,943,594	5,943,594
Commercial and industrial	—	—	—	—	2,263,608	2,263,608
Home Equity & Consumer	171,645	26,474	19,533	217,652	26,620,319	26,837,971
Total	$171,645	$397,383	$19,533	$588,561	$538,584,830	$539,173,391

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
June 30, 2020
Residential	$376,447,112	$414,501	$908,441	$—	$377,770,054
Commercial and multi-family	163,806,075	—	1,468,187	—	165,274,262
Construction	7,499,615	—	—	—	7,499,615
Commercial and industrial	14,009,499	—	—	—	14,009,499
Consumer	25,374,193	—	19,297	—	25,393,490
Total	$587,136,494	$414,501	$2,395,925	$—	$589,946,920

December 31, 2019
Residential	$382,840,124	$326,089	$1,130,192	$—	$384,296,405
Commercial and multi-family	118,348,599	—	1,483,214	—	119,831,813
Construction	5,943,594	—	—	—	5,943,594
Commercial and industrial	2,263,608	—	—	—	2,263,608
Consumer	26,818,438	—	19,533	—	26,837,971
Total	$536,214,363	$326,089	$2,632,939	$—	$539,173,391

Note 5 – Commitments and Contingencies

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Commitments and Contingencies (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Fixed Rate
Residential mortgage loans	$7,392,800	$5,094,500
Commercial real estate	2,600,000	255,000
Commercial and industrial	3,991,844	3,991,844
Construction	1,125,000	—
Home equity	526,000	—
Total	$15,635,644	$9,341,344

	June 30, 2020	December 31, 2019
Variable Rate
Residential mortgage loans	$3,290,000	$992,000
Commercial real estate	3,735,000	—
Construction	14,750,000	—
Home equity	—	977,000
Total	$21,775,000	$1,969,000

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 3.50% to 4.75% and maturities ranging from 10 years to 30 years.

At June 30, 2020 and December 31, 2019, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $43,647,875 and $43,225,911, respectively.  At June 30, 2020 and December 31, 2019, undisbursed funds from approved lines of credit under a business line of credit program amounted to $401,819 and $421,135, respectively.  Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $19,258 and $18,000 for the six months ended June 30, 2020 and 2019, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020
Securities available for sale:
Corporate bonds	$6,369,613	$—	$6,369,613	$—
MBSs - residential	6,194,209	—	6,194,209	—
	$12,563,822	$—	$12,563,822	$—
As of December 31, 2019
Securities available for sale:
Corporate bonds	$6,910,857	$—	$6,910,857	$—
MBSs - residential	6,837,704	—	6,837,704	—
	$13,748,561	$—	$13,748,561	$—

There were no transfers between level 1 and level 2 during the six months ended June 30, 2020 and December 31, 2019.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2020 and December 31, 2019, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2020
Financial instruments - assets
Cash and due from banks	$51,809	$51,809	$51,809	$—	$—
Investment securities held-to-maturity	54,611	56,101	—	56,101	—
Loans	587,681	566,683	—	—	566,683
Financial instruments - liabilities
Certificates of deposit	381,408	384,801	—	384,801	—
Borrowings	113,106	114,244	—	114,244	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Financial instruments - assets
Cash and due from banks	$127,863	$127,863	$127,863	$—	$—
Investment securities held-to-maturity	56,093	56,582	—	56,582	—
Loans	537,157	530,956	—	—	530,956
Financial instruments - liabilities
Certificates of deposit	400,181	402,513	—	402,513	—
Borrowings	97,092	96,892	—	96,892	—

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) as of the three and six months ended June 30, 2020 and 2019 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months June 30, 2020
Beginning balance at April 1, 2020	$(29,538)	$(397,659)	$(427,197)
Other comprehensive gain (loss)	99,890	27,895	127,785
Amounts reclassified	—	—	—
Net period comprehensive income	99,890	27,895	127,785
Ending balance	$70,352	$(369,764)	$(299,412)

June 30, 2019
Beginning balance at April 1, 2019	$92,421	$(465,052)	$(372,631)
Other comprehensive (loss) gain before reclassification	27,965	—	27,965
Amounts reclassified	—	—	—
Net period comprehensive income	27,965	—	27,965
Ending balance	$120,386	$(465,052)	$(344,666)

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Six months June 30, 2020
Beginning balance at January 1, 2020	$111,892	$(425,557)	$(313,665)
Other comprehensive gain (loss)	(41,540)	55,793	14,253
Amounts reclassified	—	—	—
Net period comprehensive income	(41,540)	55,793	14,253
Ending balance	$70,352	$(369,764)	$(299,412)

June 30, 2019
Beginning balance at January 1, 2019	$50,561	$(367,680)	$(317,119)
Cumulative effect of accounting changes	28,659	(97,372)	(68,713)
Beginning balance at January 1, 2019, as adjusted	79,220	(465,052)	(385,832)
Other comprehensive (loss) gain before reclassification	41,166	—	41,166
Amounts reclassified	—	—	—
Net period comprehensive income	41,166	—	41,166
Ending balance	$120,386	$(465,052)	$(344,666)

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock conversion and stock offering, the Bank established an employee stock ownership plan (“ESOP) which acquired 515,775 shares of the Company’s common stock equaling 4% of the shares issued, including shares issued to the Bogota Savings Bank Charitable Foundation. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2020 and for the three and six months ended June 30, 2020 and June 30, 2019 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened or remain open.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen or remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the unaudited consolidated financial statements included with our Annual Report on Form 10-K at and for the year ended December 31, 2019.  Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change.  Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.  Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.  Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

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

COVID-19

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

Congress, the President and the banking regulators have taken several actions designed to cushion the economic fallout, including enactment of the Coronavirus Aid Relief and Economic Security (“CARES”) Act at the end of March 2020. The goal of the CARES Act is to prevent severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Financial position and results of operations

The Company’s fee income will be reduced due to COVID-19. In keeping with the guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact.

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

The Company is also providing assistance to individuals and small business clients directly impacted by the COVID-19 pandemic by allowing borrowers to modify their loans. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for the COVID-19 modifications. Loans that were modified due to COVID-19 will not be classified as a troubled debt restructurings (“TDR”). As of June 30, 2020, the Bank had approved loan modifications for 12.0% of the total loan portfolio allowing borrowers to defer principal and/or interest payments. Details with respect to actual loan modifications are as follows:

Type of Loan	Number of Loans	Balance as of June 30, 2020	Percent of Total Loans as of June 30, 2020
One- to four-family residential real estate	143	$42,619,955	7.3%
Commercial real estate	14	19,561,427	3.3%
Multi-family real estate	10	5,293,122	0.9%
Commercial and industrial	2	496,036	0.1%
Consumer	—	—	—
Other	—	—	—
Total	169	$67,970,540	11.6%

(1)	Includes home equity loans and lines of credit.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (“PPP”). An eligible business can apply for a PPP loan up to a lessor of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets.  Total assets decreased $27.9 million, or 3.6%, to $738.7 million from December 31, 2019.  Unfilled subscription orders for our stock of $41.5 million from our stock offering were returned in January 2020. Excluding these funds, total assets increased by $13.6 million, or 1.9%, during the six months ended June 30, 2020.  The decrease in assets was primarily due to a $76.1 million, or 59.5%, decrease in cash and cash equivalents to $51.8 million and a $1.5 million, or 2.6%, decrease in securities held-to-maturity, offset by a $50.5 million, or 9.4%, increase in loans.

Cash and Cash Equivalents.  Total cash and cash equivalents decreased $76.1 million, or 59.5%, to $51.8 million at June 30, 2020 from $127.9 million at December 31, 2019.  This decrease resulted from unfilled subscriptions of $41.5 million from the stock offering that were returned in January 2020 and decreases in certificates of deposit held in other banks that was used to fund loan growth.

Securities Available for Sale.  Total securities available for sale decreased $1.2 million, or 8.6%, to $12.6 million at June 30, 2020 from $13.7 million.  The decrease was due to maturities resulting in a decrease of $643,000 in mortgage-backed securities and a decrease of $541,000 in corporate bonds.

Securities Held to Maturity.  Total securities held to maturity decreased $1.5 million, or 2.6%, to $54.6 million at June 30, 2020 from $56.1 million at December 31, 2019, primarily due to the maturity of securities, offset by the purchase of $11.7 million of securities.  The decrease was primarily due to a $10.4 million decrease in U.S. government agency obligations, offset by a $5.8 million increase in mortgage-backed securities, a $2.9 million increase in corporate bonds and a $1.2 million increase in municipal bonds.

Net Loans.  Net loans increased $50.5 million, or 9.4%, to $587.7 million at June 30, 2020 from $537.2 million at December 31, 2019.  The increase was due to a $45.4 million, or 37.9%, increase in commercial and multi-family real estate loans to $165.3 million at June 30, 2020 from $119.8 million at December 31, 2019, an increase of $11.7 million, or 518.9%, in commercial and industrial loans to $14.0 million at June 30, 2020 from $2.3 million as of December 31, 2019, and an increase of $1.6 million, or 26.2%, in construction real estate loans to $7.5 million at June 30, 2020 from $5.9 million at December 31, 2019, partially offset by a $6.5 million, or 1.7%, decrease in one-to-four residential real estate loans, to $377.8 million at June 30, 2020 from $384.3 million at December 31, 2019 and a decrease of $1.4 million or 5.4% to $25.4 million at June 30, 2020 from $26.8 million at December 31, 2019.  The increase in commercial and industrial loans was due to the purchase of $1.9 million of such loans in the first six months of 2020 and the origination of $10.5 million of PPP loans.  The increase in commercial real estate and multi-family loans resulted from originations on new loans exceeding prepayments of such loans.

Deposits.  Total deposits decreased $5.3 million, or 1.1%, to $492.4 million at June 30, 2020 from $497.7 million at December 31, 2019.  The decrease in deposits reflected a decrease in interest bearing deposits of $14.7 million, or 3.1%, to $466.9 million as of June 30, 2020 from $481.6 million at December 31, 2019, offset by an increase in non-interest bearing deposits of $9.4 million, or 58.3%, to $25.5 million as of June 30, 2020 from $16.1 million as of December 31, 2019.  Non-interest bearing deposits increased due to new deposits received from the increased commercial real estate originations.  Interest bearing deposits decreased mostly due to a decrease in certificate of deposits as the Bank had a high volume of maturities not all of were renewed due to the lower market interest rate environment.  At June 30, 2020, municipal deposits totaled $14.6 million, which represented 3.0% of total deposits, and brokered deposits totaled $57.5 million, which represented 11.7% of total deposits.  At December 31, 2019, municipal deposits totaled $14.0 million, which represented 2.8% of total deposits, and brokered deposits totaled $52.1 million, which represented 10.5% of total deposits.

Borrowings.  Federal Home Loan Bank of New York borrowings increased $16.0 million, or 16.5%, to $113.1 million at June 30, 2020 from $97.1 million at December 31, 2019, as borrowings were available at lower rates than deposits.  The weighted average rate of borrowings was 1.71% and 2.17% as of June 30, 2020 and December 31, 2019, respectively.

Total Equity.  Stockholders’ equity increased $51.4 million to $126.3 million, primarily due to the net proceeds of $55.6 million for the stock offering we completed in January 2020. At June 30, 2020, the Company’s ratio of average stockholders’ equity-to-total assets was 17.25%, compared to 10.96% at December 31, 2019.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$48,248	$69	0.57%	$25,214	$147	2.34%
Loans	578,212	5,246	3.63%	537,417	5,067	3.78%
Securities	68,267	418	2.45%	70,912	490	2.77%
Other interest-earning assets	6,236	83	5.32%	4,783	69	5.79%
Total interest-earning assets	700,963	5,816	3.32%	638,326	5,773	3.63%

Non-interest-earning assets	28,109			26,910
Total assets	$729,072			$665,236
Liabilities and equity:
NOW and money market accounts	$52,699	$125	0.95%	$59,055	$205	1.39%
Savings accounts	29,764	18	0.25%	28,791	19	0.26%
Certificates of deposit	379,210	1,898	2.00%	407,875	2,290	2.25%
Total interest-bearing deposits	461,673	2,041	1.77%	495,721	2,514	2.03%

Federal Home Loan Bank advances	109,758	489	1.78%	75,526	477	2.53%
Total interest-bearing liabilities	571,431	2,530	1.78%	571,247	2,991	2.10%
Non-interest-bearing deposits	24,471			13,612
Other non-interest-bearing liabilities	7,378			6,900
Total liabilities	603,280			591,759

Total equity	125,792			73,477
Total liabilities and equity	$729,072			$665,236
Net interest income		$3,286			$2,782
Interest rate spread (1)			1.55%			1.53%
Net interest margin (2)			1.88%			1.75%
Average interest-earning assets to average interest-bearing liabilities	123%			112%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$69,337	$351	1.01%	$23,652	$296	2.51%
Loans	550,246	10,343	3.76%	530,798	10,011	3.78%
Securities	66,083	861	2.61%	77,198	1,008	2.61%
Other interest-earning assets	5,888	179	6.08%	4,604	148	6.53%
Total interest-earning assets	691,554	11,734	3.39%	636,252	11,463	3.61%
Non-interest-earning assets	28,240			27,134
Total assets	$719,794			$663,386
Liabilities and equity:
NOW and money market accounts	$50,263	$257	1.03%	$71,456	$480	1.35%
Savings accounts	29,208	37	0.25%	30,586	40	0.26%
Certificates of deposit	386,437	4,064	2.11%	397,313	4,428	2.25%
Total interest-bearing deposits	465,908	4,358	1.88%	499,355	4,948	2.00%
Federal Home Loan Bank advances	100,997	1,006	2.00%	71,637	919	2.57%
Total interest-bearing liabilities	566,905	5,364	1.90%	570,992	5,867	2.06%
Non-interest-bearing deposits	17,056			13,150
Other non-interest-bearing liabilities	14,552			6,285
Total liabilities	598,513			590,427
Total equity	121,281			72,959
Total liabilities and equity	$719,794			$663,386
Net interest income		$6,370			$5,596
Interest rate spread (1)			1.50%			1.54%
Net interest margin (2)			1.85%			1.76%
Average interest-earning assets to average interest-bearing liabilities	122%			111%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

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

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$132	$(210)	$(78)	$463	$(409)	$54
Loans receivable	1,482	(1,303)	179	729	(397)	332
Securities	(65)	(7)	(72)	(290)	143	(147)
Other interest earning assets	78	(64)	14	83	(52)	31
Total interest-earning assets	1,627	(1,584)	43	985	(715)	270

Interest expense:
NOW and money market accounts	(61)	(19)	(80)	(218)	(5)	(223)
Savings accounts	2	(3)	(1)	(4)	1	(3)
Certificates of deposit	(575)	183	(392)	(229)	(135)	(364)
Federal Home Loan Bank advances	612	(600)	12	586	(499)	87
Total interest-bearing liabilities	(22)	(439)	(461)	135	(638)	(503)
Net increase (decrease) in net interest income	$1,649	$(1,145)	$504	$850	$(77)	$773

Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019

General.  Net income increased by $795,000, or 130.7%, to net income of $1.4 million for the three months ended June 30, 2020 from net income of $608,000 for the three months ended June 30, 2019.   The increase was due to increases in net interest income of $504,000, and non-interest income of $628,000, which was offset by increases in non-interest expense of $45,000, provision for loan losses of $225,000 and income tax expense of $68,000.

Interest Income.  Interest income increased $43,000, or 0.8%, to $5.8 million for the three months ended June 30, 2020.  The increase reflected a $62.6 million increase in the average balance of interest-earnings assets, offset by a 30 basis points decrease in the average yield on interest-earning assets to 3.32% for the three months ended June 30, 2020 from 3.63% for the three months ended June 30, 2019.

Interest income on cash and cash equivalents decreased $78,000, or 53.0%, to $69,000 for the three months ended June 30, 2020 from $147,000 for the three months ended June 30, 2019 due to a 177 basis point decrease in the average yield on cash and cash equivalents loans from 2.34% for the three months ended June 30, 2019 to 0.57% for the three months ended June 30, 2020 due to the lower interest rate environment.   The decrease was offset by a $23.0 million increase in the average balance of cash and cash equivalents to $48.2 million for the three months ended June 30, 2020 from $25.2 million for the three months ended June 30, 2019.

Interest income on loans increased $179,000, or 3.5%, to $5.2 million for the three months ended June 30, 2020 from $5.1 million for the three months ended June 30, 2019 due to a $40.8 million increase in the average balance of loans to $578.2 million for the three months ended June 30, 2020 from $537.4 million for the three months ended June 30, 2019.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases.  The increase was offset by a fifteen basis point decrease in the average yield on loans from 3.78% for the three months ended June 30, 2019 to 3.63% for the three months ended June 30, 2020 due to a lower rate environment when comparing the two periods.

Interest income on securities decreased $72,000, or 14.7%, to $418,000 for the three months ended June 30, 2020 from $490,000 for the three months ended June 30, 2019 due to a $2.6 million decrease in the average balance of securities to $68.3 million for the three months ended June 30, 2020 from $70.9 million for the three months ended June 30, 2019 and a 32 basis point decrease in the average yield from 2.77% for the three months ended June 30, 2019 to 2.46% for the three months ended June 30, 2020.

Interest Expense.  Interest expense decreased $461,000, or 15.4%, to $2.5 million for the three months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019.  The decrease primarily reflected a 32 basis point decrease in the average cost of interest-bearing liabilities to 1.77% for the three months ended June 30, 2020 from 2.10% for the three months ended June 30, 2019.

Interest expense on interest-bearing deposits decreased $473,000, or 18.8%, to $2.0 million for the three months ended June 30, 2020 from $2.5 million for the three months ended June 30, 2019.  This decrease was due primarily to a $34.0 million decrease in the average balance of deposits to $461.7 million for the three months ended June 30, 2020 from $495.7 million for the three months ended June 30, 2019 and by 26 basis point decrease in the average cost of interest-bearing deposits to 1.77% for the three months ended June 30, 2020 from 2.03% for the three months ended June 30, 2019.  The decrease in the average cost of deposits was due to the lower interest rate environment.  The decrease in the average balance of deposits was primarily due to the decrease in the average balance of NOW and money market accounts and certificates of deposit.

Interest expense on Federal Home Loan Bank borrowings increased $12,000, or 2.5%, from $477,000 for the three months ended June 30, 2019 to $489,000 for the three months ended June 30, 2020.  The increase was primarily due to a $34.2 million increase in the average balance of Federal Home Loan Bank borrowings from $75.5 million for the three months ended June 30, 2019 to $109.8 million for the three months ended June 30, 2020.  This interest increase was offset by a 75 basis point decrease in the average cost of Federal Home Loan Bank borrowings from 2.53% for the three months ended June 30, 2019 to 1.78% for the three months ended June 30, 2020.

Net Interest Income.  Net interest income increased $504,000, or 18.1%, to $3.3 million for the three months ended June 30, 2020 from $2.8 million for the three months ended June 30, 2019.  The increase reflected a three basis point increase in our net interest rate spread to 1.55% for the three months ended June 30, 2020 from 1.52% for the three months ended June 30, 2019. Our net interest margin increased 13 basis points to 1.88% for the three months ended June 30, 2020 from 1.75% for the three months ended June 30, 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $225,000 for the three months ended June 30, 2020 compared to no provision for loan losses for the three-month period ended June 30, 2019. Higher loan balances were the reason for the provision during the three months ended June 30, 2020 and the potential adverse impact of the COVID-19 pandemic on our borrowers.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets were $675,000, or 0.09% of total assets, at June 30, 2020.  We recorded no net charge-offs for the three months ended June 30, 2020 and for the three months ended June 30, 2019.  The allowance for loan losses was $2.3 million, or 0.38% of loans outstanding and 335.9% of nonperforming loans, at June 30, 2020.

Non-Interest Income.  Non-interest income increased $628,000, or 451.1%, to $768,000 for the three months ended June 30, 2020 from $139,000 for the three months ended June 30, 2019 due to a $647,000 increase in bank owned life insurance, which included $648,000 of death proceeds.  Fees and service charges decreased $20,000 due to the lower collection of mortgage late fees.

Non-Interest Expenses.  For the three months ended June 30, 2020, non-interest expenses increased $45,000 to $2.2 million, over the comparable 2019 period.   Professional fees increased $130,000, or 208.1%, due to increased fees associated with being a public company. This increase was offset by decreases of $18,000, or 1.5%, in salaries and employee benefits, $18,000, or 41.4%, in FDIC insurance assessment and $8,000, or 4.5%, in data processing costs.

Income Tax Expense.  Income tax expense increased $68,000, or 34.4%, to $266,000 for the three months ended June 30, 2020 from $198,000 for the three months ended June 30, 2019.  The increase was due to $228,000 of higher taxable income. The effective tax rate for 2020 and 2019 was 15.9% and 24.5% respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and June 30, 2019

General.  Net income decreased by $905,000, or 93.3%, to $65,000 for the six months ended June 30, 2020 from net income of $970,000 for the six months ended June 30, 2019.  Net income for the six months ended June 30, 2020 reflected a $2.9 million contribution to the Bogota Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization. Without the contribution to the charitable foundation in 2020, net income would have been $2.0 million for the six months ended June 30, 2020.  Non-interest expense increased by $2.6 million and provision for loan losses increased by $250,000, which were offset by an increase in non-interest income of $609,000, an increase in net interest income of $773,000 and a $574,000 decrease in income tax expense.

Interest Income.  Interest income increased $270,000, or 2.4%, to $11.7 million for the six months ended June 30, 2020 from $11.5 million for the six months ended June 30, 2019.  The increase reflected a $55.3 million increase in the average balance of interest-earnings assets, offset by a 21 basis points decrease in the average yield on interest-earning assets to 3.40% for the six months ended June 30, 2020 from 3.61% for the six months ended June 30, 2019.

Interest income on cash and cash equivalents increased $54,000, or 18.8%, to $351,000 for the six months ended June 30, 2020 from $297,000 for the six months ended June 30, 2019 due to a $45.7 million increase in the average balance of cash and cash equivalents to $69.3 million for the six months ended June 30, 2020 from $23.7 million for the six months ended June 30, 2019.  The increase in the average balance of cash and cash equivalents was due to the receipt of the stock proceeds.  The increase was offset by a 150 basis point decrease in the average yield on cash and cash equivalents loans from 2.51% for the six months ended June 30, 2019 to 1.01% for the six months ended June 30, 2020.

Interest income on loans increased $332,000, or 3.3%, to $10.3 million for the six months ended June 30, 2020 from $10.0 million for the six months ended June 30, 2019 due to a $19.4 million increase in the average balance of loans to $550.2 million for the six months ended June 30, 2020 from $530.9 million for the six months ended June 30, 2019.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases.  The increase also reflected a one basis point decrease in the average yield on loans from 3.77% for the six months ended June 30, 2019 to 3.76% for the six months ended June 30, 2020 due to a lower rate environment when comparing the two periods.

Interest income on securities decreased $147,000, or 14.6%, to $861,000 for the six months ended June 30, 2020 from $1.0 million for the six months ended June 30, 2019 due to a $11.1 million decrease in the average balance of securities to $66.1 million for the six months ended June 30, 2020 from $77.2 million for the six months ended June 30, 2019.

Interest Expense.  Interest expense decreased $503,000, or 8.6%, to $5.4 million for the six months ended June 30, 2020 from $5.9 million for the six months ended June 30, 2019.  The decrease primarily reflected a 16 basis point decrease in the average cost of interest-bearing liabilities to 1.90% for the six months ended June 30, 2020 from 2.06% for the six months ended June 30, 2019, as well as a $4.1 million decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $590,000, or 11.9%, to $4.4 million for the six months ended June 30, 2020 from $4.9 million for the six months ended June 30, 2019.  This decrease was due primarily to a $33.4 million decrease in the average balance of deposits to $465.9 million for the six months ended June 30, 2020 from $499.4 million for the six months ended June 30, 2019 and a 11 basis point decrease in the average cost of interest-bearing deposits to 1.88% for the six months ended June 30, 2020 from 1.98% for the six months ended June 30, 2019.  The decrease in the average cost of deposits was due to the lower interest rate environment.  The decrease in the average balance of deposits was primarily due to the decrease in the average balance of NOW and money market accounts and certificates of deposit.

Interest expense on Federal Home Loan Bank borrowings increased $87,000, or 9.5%, from $919,000 for the six months ended June 30, 2019 to $1.0 million for the six months ended June 30, 2020 due to a $29.4 million increase in the average balance of Federal Home Loan Bank borrowings from $71.6 million for the six months ended June 30, 2019 to $101.0 million for the six months ended June 30, 2020.  This interest increase was offset by a 57 basis point decrease in the average cost of Federal Home Loan Bank borrowings from 2.57% for the six months ended June 30, 2019 to 2.00% for the six months ended June 30, 2020.

Net Interest Income.  Net interest income increased $773,000, or 13.8%, to $6.4 million for the six months ended June 30, 2020 from $5.6 million for the six months ended June 30, 2019.  The decrease reflected a five basis point decrease in our net interest rate spread to 1.50% for the six months ended June 30, 2020 from 1.55% for the six months ended June 30, 2019. Our net interest margin increased nine basis points to 1.85% for the six months ended June 30, 2020 from 1.76% for the six months ended June 30, 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $250,000 for the six months ended June 30, 2020 compared to no provision for loan losses for the six-month period ended June 30, 2019. Higher loan balances were the reason for the provision during the six months ended June 30, 2020 and the potential adverse impact of the COVID-19 pandemic on our borrowers.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets increased to $675,000, or 0.09% of total assets, at June 30, 2020.  We recorded no net charge-offs for the six months ended June 30, 2020 compared to a $39,999 recovery for the six months ended June 30, 2019.  The allowance for loan losses was $2.3 million, or 0.38% of loans outstanding and 335.9% of non-performing loans, at June 30, 2020.

Non-Interest Income.  Non-interest income increased $609,000, or 217.9%, to $889,000 for the six months ended June 30, 2020 from $280,000 for the six months ended June 30, 2019 due to a $647,000 increase in bank owned life insurance, which included $648,000 of death proceeds.  Fees and service charges decreased $28,000 due to the lower collection of mortgage late fees.

Non-Interest Expenses.  For the six months ended June 30, 2020, non-interest expenses increased $2.6 million to $7.2 million over the comparable 2019 period.   Data processing costs decreased $426,000, or 57.8%, due to $360,000 in de-conversion expenses in 2019 for the data processing conversion.  Expenses for the six months ended June 30, 2020 included a $2.9 million contribution to the Bogota Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization. The increase of other general operating expenses was mainly due to increases in professional fees associated with the expense of becoming a public company. Without the contribution to the charitable foundation in 2020 and the de-conversion expense in 2019, non-interest expenses decreased $270,000 to $4.5 million.

Income Tax Expense.  Income tax expense decreased $574,000, or 201.3%, to a benefit of $289,000 for the six months ended June 30, 2019 from an expense of $285,000 for the six months ended June 30, 2019.  The decrease was due primarily to an $810,000 benefit for the contribution to the charitable foundation. The effective tax rate for 2020 and 2019 was 20.0% and 22.7% respectively.

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

We manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating and purchasing loans with adjustable interest rates; promoting core deposit products; monitoring the length of our borrowings with the Federal Home Loan Bank and brokered deposits depending on the interest rate environment; maintaining a portion of our investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as June 30, 2020.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$78,242	$(20,016)	(20.37)%	11.88%	(10.41)%
300 bp	86,182	(12,075)	(12.29)	12.72	(4.07)
200 bp	93,647	(4,611)	(4.69)	13.42	(1.21)
100 bp	97,998	(260)	(0.27)	13.62	(2.71)
—	98,257	—	—	13.26
(100) bp	109,475	11,218	11.42	14.38	8.45

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

As of June 30, 2020, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(8.81)%
300	(6.27)
200	(3.52)
100	(1.62)
—	—
(100)	1.04

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At June 30, 2020, we had the ability to borrow up to $242.3 million, of which $113.1 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At June 30, 2020, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At June 30, 2020, cash and cash equivalents totaled $51.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.6 million at June 30, 2020.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2020 totaled $262.0 million, or 53.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At June 30, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes.  As of June 30, 2020, the Bank is reporting as a qualifying community bank with a ratio of 17.55%.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

101.0

The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 12, 2020	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: August 12, 2020	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer