Form 10-Q
period 2020-09-30
Bogota Financial Corp.
filed 2020-11-06
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there were 13,157,525 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

EXPLANATORY NOTE

Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank in connection with the reorganization of Bogota Savings Bank and its mutual holding company, Bogota Financial, MHC, into the two-tier mutual holding company structure. As of September 30, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q at and for the periods ended September 30, 2019 relate solely to the consolidated financial results of Bogota Savings Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Savings Bank at and for the year ended December 31, 2019.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Cash and due from banks	$6,206,405	$5,176,241
Interest-bearing deposits in other banks	65,205,827	122,686,318
Cash and cash equivalents	71,412,232	127,862,559
Securities available for sale	12,277,380	13,748,561
Securities held to maturity (fair value of $55,337,097 and $56,582,299, respectively)	53,826,111	56,093,317
Loans, net of allowance of $2,316,174 and $2,016,174, respectively	583,815,965	537,157,217
Premises and equipment, net	4,309,116	4,196,753
Federal Home Loan Bank (FHLB) stock	6,065,200	5,672,700
Accrued interest receivable	2,982,313	2,021,360
Bank owned life insurance	16,827,094	17,409,745
Other assets	1,988,626	2,450,042
Total Assets	$753,504,037	$766,612,254
Liabilities and Equity
Liabilities
Non-interest bearing	$24,026,431	$16,122,231
Interest bearing	486,838,498	481,627,221
Total Deposits	510,864,929	497,749,452
FHLB advances	108,147,741	97,092,484
Advance payments by borrowers for taxes and insurance	3,265,348	3,191,706
Subscription offering proceeds	—	90,349,840
Other liabilities	3,826,120	3,250,925
Total liabilities	626,104,138	691,634,407
Commitments and Contingencies-see note 5
Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at September 30, 2020	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,157,525 issued and outstanding at September 30, 2020	131,575	—
Additional Paid-In capital	56,996,307	—
Retained earnings	76,313,418	75,291,512
Unearned ESOP shares (496,348 shares as of September 30, 2020)	(5,802,428)	—
Accumulated other comprehensive loss	(238,973)	(313,665)
Total stockholders’ equity	127,399,899	74,977,847
Total liabilities and stockholders’ equity	$753,504,037	$766,612,254

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)
Interest income
Loans	$5,391,077	$5,136,299	$15,734,259	$15,147,160
Securities
Taxable	367,857	441,557	1,204,056	1,383,258
Tax-exempt	13,136	11,836	38,017	77,787
Other interest-earning assets	131,215	215,048	660,492	659,842
Total interest income	5,903,285	5,804,740	17,636,824	17,268,047
Interest expense
Deposits	1,836,627	2,485,223	6,194,460	7,433,088
FHLB advances	472,506	568,740	1,478,432	1,487,479
Total interest expense	2,309,133	3,053,963	7,672,892	8,920,567
Net interest income	3,594,152	2,750,777	9,963,932	8,347,480
Provision for loan losses	25,000	—	275,000	—
Net interest income after provision for loan losses	3,569,152	2,750,777	9,688,932	8,347,480
Non-interest income
Fees and service charges	13,407	25,447	45,451	85,887
Bank owned life insurance	90,359	102,880	939,160	305,142
Other	4,287	3,885	12,470	20,860
Total non-interest income	108,053	132,212	997,081	411,889
Non-interest expense
Salaries and employee benefits	1,330,540	1,229,834	3,790,526	3,704,454
Occupancy and equipment	166,592	162,945	495,509	513,517
FDIC insurance assessment	45,000	14,161	116,000	75,296
Data processing	182,202	83,915	493,439	820,958
Advertising	30,000	65,000	131,814	185,000
Director fees	181,916	160,651	547,091	498,596
Professional fees	239,375	85,500	642,888	208,000
Contribution to Charitable Foundation	—	—	2,881,500	—
Other	218,395	136,762	527,560	554,078
Total non-interest expense	2,394,020	1,938,768	9,626,327	6,559,899
Income before income taxes	1,283,185	944,221	1,059,686	2,199,470
Income tax expense	326,769	273,207	37,781	558,367
Net income	$956,416	$671,014	$1,021,905	$1,641,103
Earnings per Share	$0.08	—	$0.09	—
Weighted average shares outstanding	12,657,453	—	12,004,881	—

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)
Net income	$956,416	$671,014	$1,021,905	$1,641,103
Other comprehensive income:
Unrealized gains/losses on securities available for sale:
Unrealized holding (loss) gain arising during the period	45,268	(16,035)	(12,515)	41,227
Tax effect	(12,725)	4,507	3,519	(11,589)
Net of tax	32,543	(11,528)	(8,996)	29,638
Defined benefit retirement plans:
Net gain arising during the period including changes in assumptions	—	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	38,803	(20,058)	116,409	(20,058)
Tax effect	(10,907)	5,616	(32,721)	5,616
Net of tax	27,896	(14,442)	83,688	(14,442)
Total other comprehensive income (loss)	60,439	(25,970)	74,692	15,196
Comprehensive income	$1,016,855	$645,044	$1,096,597	$1,656,299

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2019	—	$—	$—	$72,794,887	$(317,119)	$—	$72,477,768
Net Income	—	—	—	361,818	—	—	361,818
Other comprehensive income	—	—	—	—	13,201	—	13,201
Reclassification of the stranded tax effects from the enactment of the Tax Cuts and Jobs Act	—	—	—	68,713	(68,713)	—	—
Balance March 31, 2019	—	$—	$—	$73,225,418	$(372,631)	$—	$72,852,787
Net Income	—	—	—	608,271	—	—	608,271
Other comprehensive income	—	—	—	—	27,965	—	27,965
Balance June 30, 2019	—	$—	$—	$73,833,689	$(344,666)	$—	$73,489,023
Net Income	—	—	—	671,014	—	—	671,014
Other comprehensive income	—	—	—	—	(25,970)	—	(25,970)
Balance September 30, 2019	—	$—	$—	$74,504,703	$(370,636)	$—	$74,134,067
Balance January 1, 2020	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Net loss	—	—	—	(1,337,583)	—	—	(1,337,583)
Other comprehensive loss	—	—	—	—	(113,532)	—	(113,532)
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	—	(6,022,899)	(6,022,899)
Balance March 31, 2020	13,157,525	$131,575	$57,053,962	$73,953,929	$(427,197)	$(6,022,899)	$124,689,370
Net income	—	—	—	1,403,073	—	—	1,403,073
Other comprehensive income	—	—	—	—	127,785	—	127,785
ESOP shares released			(31,730)			143,453	111,723
Balance June 30, 2020	13,157,525	$131,575	$57,022,232	$75,357,002	$(299,412)	$(5,879,446)	$126,331,951
Net income	—	—	—	956,416	—	—	956,416
Other comprehensive income	—	—	—	—	60,439	—	60,439
ESOP shares released			(25,925)			77,018	51,093
Balance September 30, 2020	13,157,525	$131,575	$56,996,307	$76,313,418	$(238,973)	$(5,802,428)	$127,399,899

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$1,021,905	$1,641,103
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	275,000	—
Depreciation of premises and equipment	204,459	227,638
Amortization of deferred loan fees	493,186	306,297
Amortization of premiums and accretion of discounts on securities, net	61,144	105,269
Deferred income tax(benefit) expense	(652,235)	4,255
Contribution to charitable foundation	2,631,500	—
Increase in cash surrender value of bank owned life insurance	(281,270)	(305,142)
Employee stock ownership plan expense	162,816	—
Changes in:
Accrued interest receivable	(960,953)	(25,592)
Net changes in other assets	1,233,582	(77,280)
Net changes in other liabilities	542,474	424,281
Net cash provided by operating activities	4,731,608	2,300,829
Cash flows from investing activities
Purchases of securities available for sale	—	(497,500)
Purchases of securities held to maturity	(15,414,965)	(2,051,895)
Maturities, calls, and repayments of securities available for sale	1,397,520	2,179,766
Maturities, calls, and repayments of securities held to maturity	17,682,171	19,527,652
Net increase in loans	(45,557,267)	(10,180,214)
Loans purchased	(1,869,667)	—
Death benefit proceeds from bank owned life insurance	863,921	—
Purchases of premises and equipment	(316,822)	(49,996)
Purchase of FHLB Stock	(834,100)	(4,195,300)
Redemption of FHLB stock	441,600	2,671,100
Net cash (used in) provided by investing activities	(43,607,609)	7,403,613
Cash flows from financing activities
Net increase (decrease) in deposits	13,115,477	(35,938,498)
Net increase (decrease) in short-term FHLB advances	7,000,000	(40,000,000)
Proceeds from long-term FHLB non-repo advances	19,500,000	77,000,000
Repayments of long-term FHLB non-repo advances	(15,444,743)	(2,740,484)
Loan to ESOP	(6,022,899)	—
Stock offering expenses	(1,973,312)	—
Return of unfilled stock offering subscriptions	(41,505,998)	—
Common stock issuance	7,683,507	—
Net increase in advance payments from borrowers for taxes and insurance	73,642	224,289
Net cash used in financing activities	(17,574,326)	(1,454,693)
Net (decrease) increase in cash and cash equivalents	(56,450,327)	8,249,749
Cash and cash equivalents at beginning of year	127,862,559	24,517,602
Cash and cash equivalents at September 30	$71,412,232	$32,767,351
Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$48,843,842	$—
Income taxes paid	$800,000	$603,000
Interest paid	$7,793,048	$8,920,567

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank (the “Bank’) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.  As of September 30, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the consolidated financial statements as of and for the three and nine months ended September 30, 2019 include the accounts of the Bank and its wholly-owned subsidiaries, Bogota Securities Corp. and Bogota Properties, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at September 30, 2020 and December 31, 2019.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey.  The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances.  The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share resulting in net proceeds of $54.6 million after $2.0 million of expenses.  In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company.  Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

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

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the three and nine months ended September 30, 2020. Earnings per share were not applicable for the three and nine months ended September 30, 2019 since there were no shares outstanding.

	For the three months ended September 30,	For the nine months ended September 30,
Net income	$956,416	$1,021,905
Basic earnings per share:
Weighted average shares outstanding - basic	12,657,453	12,004,881
Basic earnings per share	$0.08	$0.09

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

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting in Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. These financial statements include the accounts of the Company, the Bank and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.

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

Not yet effective Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Once effective, the standard will be applied using the beginning of the period when adopted. The Company does not expect adoption of the new standard to have a material impact on its consolidated financial statements.

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

The effective date of ASU 2016-13 for the Company is fiscal years beginning after December 15, 2022 (the fiscal year beginning on January 1, 2023 for the Company), and interim periods within those fiscal years.  The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company does not plan to early adopt, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at September 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Corporate bonds due in:
One through five years	$6,375,497	$29,296	$(7,071)	$6,397,722
Five through ten years	—	—	—	—
MBSs – residential	5,758,755	123,176	(2,273)	5,879,658
Total	$12,134,252	$152,472	$(9,344)	$12,277,380

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Corporate bonds due in:
Less than one year	$499,126	$2,053	$(8,405)	$501,179
One through five years	6,038,217	29,709	—	6,059,521
Five through ten years	350,000	157	—	350,157
MBSs – residential	6,705,574	132,130	—	6,837,704
Total	$13,592,917	$164,049	$(8,405)	$13,748,561

All of the MBS’s are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the nine months ended September 30, 2020 and September 30, 2019.

The age of unrealized losses and the fair value of related securities as of September 30, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Corporate bonds	$1,002,506	$(3,171)	$1,003,248	$(3,900)	$2,005,754	$(7,071)
MBSs – residential	361,856	(2,273)	-	-	361,856	(2,273)
Total	$1,364,362	$(5,444)	$1,003,248	$(3,900)	$2,367,610	$(9,344)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Corporate bonds	$1,010,399	$(2,883)	$1,003,516	$(5,522)	$2,013,915	$(8,405)
Total	$1,010,399	$(2,883)	$1,003,516	$(5,522)	$2,013,915	$(8,405)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.  At September 30, 2020, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at September 30, 2020.  At September 30, 2020 and December 31, 2019, securities available for sale with a carrying value of $227,216 and $261,165, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at September 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2020
U.S. Government-sponsored agencies due in:
One through five years	$—	$—	$—	$—
Five through ten years	1,497,375	4,163	—	1,501,538
Corporate bonds due in:
Five through ten years	9,137,021	161,941	(13,163)	9,285,799
Municipal obligations due in:
One through five years	3,105,395	41,251	(407)	3,146,239
Five through ten years	375,000	33,761	—	408,761
MBSs:
Residential	8,139,390	191,049	(2,632)	8,327,807
Commercial	31,571,930	1,147,793	(52,770)	32,666,953
Total	$53,826,111	$1,579,958	$(68,972)	$55,337,097

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
U.S. Government-sponsored agencies due in:
Less than one year	$4,950,000	$—	$(520)	$4,949,480
One through five years	2,499,584	—	(8,517)	2,491,067
Five through ten years	4,495,576	421	(5,406)	4,490,591
Corporate bonds due in:
Five through ten years	5,436,837	112,172	—	5,549,009
Municipal obligations due in:
Less than one year	909,795	3,697	—	913,492
One through five years	1,380,377	20,395	—	1,400,772
MBSs:
Residential	7,820,452	76,082	(10,077)	7,886,457
Commercial	28,600,696	305,721	(4,984)	28,901,432
Total	$56,093,317	$518,486	$(29,504)	$56,582,299

All of the MBS are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2020
Corporate Bonds	$1,422,140	$(13,163)	$—	$—	$1,422,140	$(13,163)
Municipal Bonds	$1,436,188	$(407)	—	—	$1,436,188	$(407)
MBSs – residential	313,119	(2,632)	—	—	313,119	(2,632)
MBSs – commercial	2,610,314	(52,770)	—	—	2,610,314	(52,770)
Total	$5,781,761	$(68,972)	$—	$—	$5,781,761	$(68,972)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2019
U.S. Government-sponsored agencies	$2,991,651	$(5,406)	$7,440,548	$(9,037)	$10,432,199	$(14,443)
Corporate bonds	—	—	—	—	—	—
MBSs – residential	64,672	(129)	1,539,406	(9,948)	1,604,078	(10,077)
MBSs – commercial	2,077,669	(4,984)	—	—	2,077,669	(4,894)
Total	$5,133,992	$(10,519)	$8,979,954	$(18,985)	$14,113,946	$(29,504)

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

At September 30, 2020 and December 31, 2019, securities held to maturity with a carrying amount of $11,381,863 and $14,392,143, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York.

At September 30, 2020 and December 31, 2019, securities held to maturity with a carrying value of $4,121,120 and $4,429,954, respectively were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS

Loans are summarized as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Real estate:
Residential	$365,098,243	$384,296,405
Commercial and multi-family real estate	173,151,971	119,831,813
Construction	8,988,114	5,943,594
Commercial and industrial	13,821,513	2,263,608
Consumer:
Home equity and other	25,072,298	26,837,971
Total loans	586,132,139	539,173,391
Allowance for loan losses	(2,316,174)	(2,016,174)
Net loans	$583,815,965	$537,157,217

The Bank has granted loans to officers and directors of the Bank.  At September 30, 2020 and December 31, 2019, such loans totaled approximately $791,102 and $779,790, respectively.

As of September 30, 2020, the Bank granted $67.9 million of loan modifications, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments.  These short-term loan modifications were treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest. Of the 172 loans to which loan modifications were granted only 25 loans have requested additional deferrals as of September 30, 2020.  The 25 loans still on deferral represents $7.9 million or 1.4% of net loans and all the loans are within the one-to-four family residential real estate portfolio.

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). As of September 30, 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million, which are include in the table above under commercial and industrial loans.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2020.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Three months September 30, 2020
Allowance for loan losses:
Beginning balance	$1,357,674	$770,000	$34,500	$88,000	$16,000	$2,266,174
Provision for loan losses (credit)	(50,500)	70,000	6,000	500	(1,000)	25,000
Loans charged off	—	—	—	—	—	—
Recoveries	25,000	—	—	—	—	25,000
Total ending allowance balance	$1,332,174	$840,000	$40,500	$88,500	$15,000	$2,316,174
September 30, 2019
Allowance for loan losses:
Beginning balance	$1,300,674	$600,000	$12,500	$94,000	$9,000	$2,016,174
Provision for loan losses (credit)	37,400	(38,000)	500	100	—	—
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,338,074	$562,000	$13,000	$94,100	$9,000	$2,016,174

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Nine months September 30, 2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
Provision for loan losses (credit)	(76,000)	328,000	14,500	2,500	6,000	275,000
Loans charged off	—	—	—	—	—	—
Recoveries	25,000	—	—	—	—	25,000
Total ending allowance balance	$1,332,174	$840,000	$40,500	$88,500	$15,000	$2,316,174
September 30, 2019
Allowance for loan losses:
Beginning balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175
Provision for loan losses (credit)	31,900	(45,000)	4,000	5,100	4,000	—
Loans charged off	—	—	—	—	—	—
Recoveries	39,999	—	—	—	—	39,999
Total ending allowance balance	$1,338,074	$562,000	$13,000	$94,100	$9,000	$2,016,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of September 30, 2020 and December 31, 2019:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
September 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,296,315	840,000	40,500	88,500	15,000	2,280,315
Total ending allowance balance	$1,332,174	$840,000	$40,500	$88,500	$15,000	$2,316,174
Loans:
Loans individually evaluated for impairment	$1,064,881	$224,930	$—	$19,167	$—	$1,308,978
Loans collectively evaluated for impairment	364,033,362	172,927,041	8,988,114	25,053,131	13,821,513	584,823,161
Total ending loan balance	$365,098,243	$173,151,971	$8,988,114	$25,072,298	$13,821,513	$586,132,139
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,347,315	512,000	26,000	86,000	9,000	1,980,315
Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
Loans:
Loans individually evaluated for impairment	$1,245,071	$229,490	$—	$19,533	$—	$1,494,094
Loans collectively evaluated for impairment	383,051,334	119,602,323	5,943,594	26,818,438	2,263,608	537,679,297
Total ending loan balance	$384,296,405	$119,831,813	$5,943,594	$26,837,971	$2,263,608	$539,173,391

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans as of and for the nine months ended September 30, 2020 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$887,240	$177,641	$35,859
Commercial and Multi-Family	224,930	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,167	—	—
	$1,131,337	$177,641	$35,859

	Average Of individually Impaired loans for the
	Three months ended September 30, 2020	Nine months ended September 30, 2020
Residential first mortgages	$1,143,912	$1,231,099
Commercial and Multi-Family	225,714	227,226
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,232	19,353
	$1,388,858	$1,477,678

Impaired loans as of and for the year ended December 31, 2019 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,066,071	$179,000	$35,859
Commercial and Multi-Family	229,490	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,533	—	—
	$1,315,094	$179,000	$35,859

	Average Of individually Impaired loans for the
	Three months ended September 30, 2019	Nine months ended September 30, 2019
Residential first mortgages	$1,231,715	$1,234,948
Commercial and Multi-Family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	9,866	6,577
	$1,241,581	$1,241,525

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has five residential loans totaling $979,781 that were troubled debt restructurings (“TDRs”) as of September 30, 2020, with one loan totaling $177,641 with a specific reserve of $35,859. At December 31, 2019, the Bank had six residential loans totaling $1,250,741 that were TDRs and one loan totaling $179,000 with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of September 30, 2020 and December 31, 2019 to customers with outstanding loans that are classified as TDRs.  There were no loans modified as TDRs during the nine-month periods ended September 30, 2020 or 2019.  There were no TDRs in payment default within twelve months following the modification during the nine months ended September 30, 2020 and 2019.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest income recognized on impaired loans for the three months ended September 30, 2020 and September 30, 2019 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of September 30, 2020 and December 31, 2019:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
September 30, 2020
Residential	$652,592	$—
Commercial and multi-family	—	—
Consumer	19,167	—
Total	$671,759	$—

December 31, 2019
Residential	$570,406	$—
Commercial and multi-family	—	—
Consumer	19,533	—
Total	$589,940	$—

The Bank had no other real estate owned at either September 30, 2020 or December 31, 2019

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2020
Residential	$—	$409,026	$—	$409,026	$364,689,217	$365,098,243
Commercial and multi-family	—	—	—	—	173,151,971	173,151,971
Construction	—	—	—	—	8,988,114	8,988,114
Commercial and industrial	—	—	—	—	13,821,513	13,821,513
Consumer	—	24,600	—	24,600	25,047,698	25,072,298
Total	$—	$433,626	$—	$433,626	$585,698,513	$586,132,139

December 31, 2019
Residential	$—	$370,909	$—	$370,909	$383,925,496	$384,296,405
Commercial and multi-family	—	—	—	—	119,831,813	119,831,813
Construction	—	—	—	—	5,943,594	5,943,594
Commercial and industrial	—	—	—	—	2,263,608	2,263,608
Home Equity & Consumer	171,645	26,474	19,533	217,652	26,620,319	26,837,971
Total	$171,645	$397,383	$19,533	$588,561	$538,584,830	$539,173,391

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2020
Residential	$364,033,362	$413,118	$651,763	$—	$365,098,243
Commercial and multi-family	171,691,395	—	1,460,576	—	173,151,971
Construction	8,988,114	—	—	—	8,988,114
Commercial and industrial	13,821,513	—	—	—	13,821,513
Consumer	25,053,131	—	19,167	—	25,072,298
Total	$583,587,515	$413,118	$2,131,506	$—	$586,132,139

December 31, 2019
Residential	$382,840,124	$326,089	$1,130,192	$—	$384,296,405
Commercial and multi-family	118,348,599	—	1,483,214	—	119,831,813
Construction	5,943,594	—	—	—	5,943,594
Commercial and industrial	2,263,608	—	—	—	2,263,608
Consumer	26,818,438	—	19,533	—	26,837,971
Total	$536,214,363	$326,089	$2,632,939	$—	$539,173,391

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Commitments and Contingencies (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Fixed Rate
Residential mortgage loans	$5,414,500	$5,094,500
Commercial real estate	2,600,000	255,000
Commercial and industrial	—	3,991,844
Construction	—	—
Home equity	174,500	—
Total	$8,189,000	$9,341,344

	September 30, 2020	December 31, 2019
Variable Rate
Residential mortgage loans	$360,500	$992,000
Commercial real estate	950,000	—
Construction	9,750,000	—
Home equity	—	977,000
Total	$11,060,500	$1,969,000

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 3.50% to 4.75% and maturities ranging from 10 years to 30 years.

At September 30, 2020 and December 31, 2019, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to $42,988,848 and $43,225,911, respectively.  At September 30, 2020 and December 31, 2019, undisbursed funds from approved lines of credit under a business line of credit program amounted to $404,861 and $421,135, respectively.  Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $28,677 and $27,839 for the nine months ended September 30, 2020 and 2019, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020
Securities available for sale:
Corporate bonds	$6,397,722	$—	$6,397,722	$—
MBSs - residential	5,879,658	—	$5,879,658	—
	$12,277,380	$—	$12,277,380	$—
As of December 31, 2019
Securities available for sale:
Corporate bonds	$6,910,857	$—	$6,910,857	$—
MBSs - residential	6,837,704	—	6,837,704	—
	$13,748,561	$—	$13,748,561	$—

There were no transfers between level 1 and level 2 during the nine months ended September 30, 2020 and December 31, 2019.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2020 and December 31, 2019, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2020
Financial instruments - assets
Cash and due from banks	$71,412	$71,412	$71,412	$—	$—
Investment securities held-to-maturity	53,826	55,337	—	55,337	—
Loans	583,816	568,171	—	—	568,171
Financial instruments - liabilities
Certificates of deposit	388,512	391,129	—	391,129	—
Borrowings	108,148	110,403	—	110,403	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Financial instruments - assets
Cash and due from banks	$127,863	$127,863	$127,863	$—	$—
Investment securities held-to-maturity	56,093	56,582	—	56,582	—
Loans	537,157	530,956	—	—	530,956
Financial instruments - liabilities
Certificates of deposit	400,181	402,513	—	402,513	—
Borrowings	97,092	96,892	—	96,892	—

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) as of the three and nine months ended September 30, 2020 and 2019 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months September 30, 2020
Beginning balance at July 1, 2020	$70,352	$(369,764)	$(299,412)
Other comprehensive gain	32,544	27,895	60,439
Amounts reclassified	—	—	—
Net period comprehensive income	32,544	27,895	60,439
Ending balance	$102,896	$(341,869)	$(238,973)

September 30, 2019
Beginning balance at July 1, 2019	$120,386	$(465,052)	$(344,666)
Other comprehensive loss before reclassification	(11,528)	(14,442)	(25,970)
Amounts reclassified	—	—	—
Net period comprehensive income	(11,528)	(14,442)	(25,970)
Ending balance	$108,858	$(479,494)	$(370,636)

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Nine months September 30, 2020
Beginning balance at January 1, 2020	$111,892	$(425,557)	$(313,665)
Other comprehensive (loss) gain	(8,996)	83,688	74,692
Amounts reclassified	—	—	—
Net period comprehensive income	(8,996)	83,688	74,692
Ending balance	$102,896	$(341,869)	$(238,973)

September 30, 2019
Beginning balance at January 1, 2019	$50,561	$(367,680)	$(317,119)
Cumulative effect of accounting changes	28,659	(97,372)	(68,713)
Beginning balance at January 1, 2019, as adjusted	79,220	(465,052)	(385,832)
Other comprehensive gain (loss) before reclassification	29,636	(14,442)	15,194
Amounts reclassified	—	—	—
Net period comprehensive income	29,636	—	15,194
Ending balance	$108,858	$(479,494)	$(370,636)

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 4% of the shares issued, including shares issued to the Bogota Savings Bank Charitable Foundation. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2020 and for the three and nine months ended September 30, 2020 and September 30, 2019 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. This includes statements regarding the planned merger of Gibraltar Bank (“Gibraltar”) with and into the Company’s wholly owned subsidiary, Bogota Savings Bank (the “Bank”), with the Bank surviving the merger as the surviving financial institution (the “Merger”).The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the inability to obtain approvals and/or meet the other closing conditions required to close the Merger in a timely manner;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income;

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

Proposed Acquisition of Gibraltar

On September 3, 2020, the Bank and Gibraltar announced that the financial institutions had entered into a definitive agreement pursuant to which the Bank will acquire Gibraltar. Under the terms of the Merger Agreement, depositors of Gibraltar will become depositors of the Bank and will have the same rights and privileges in Bogota Financial, MHC, as if their accounts had been established in the Bank on the date established at Gibraltar.  As part of the transaction, the Company will issue additional shares of its common stock to Bogota Financial, MHC in an amount equal to the fair value of Gibraltar as determined by an independent appraisal.  These shares are expected to be issued immediately prior to completion of the Merger.

As of September 30, 2020, Gibraltar had approximately $108.8 million of assets, gross loans of $80.6 million and deposits of $84.6 million and operated from three offices located in Newark, Oak Ridge and Parsippany, New Jersey in Morris and Essex Counties. The Merger is expected to close in the first quarter of 2021, subject to Gibraltar receiving the requisite approval of its members, receipt of all regulatory approvals and fulfillment of other customary closing conditions.

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

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 is unsuccessful or the effects of the pandemic continue or worsen, the Company may continue to experience a material adverse effect on its business, financial condition, results of operations and cash flows.

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

The Company is also providing assistance to individuals and small business clients directly impacted by the COVID-19 pandemic by allowing borrowers to modify their loans. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for the COVID-19 modifications. Loans that were modified due to COVID-19 will not be classified as a troubled debt restructurings (“TDR”). As of September 30, 2020, the Bank had approved loan modifications for 11.6% of the total loan portfolio allowing borrowers to defer principal and/or interest payments. Of the 172 loans to which loan modifications were granted only 25 loans have requested additional deferrals as of September 30, 2020.  The 25 loans still on deferral represents $7.9 million or 1.4% of net loans and all the loans are within the one-to-four family residential real estate portfolio.

Details with respect to actual loan modifications are as follows:

	Original Loan Modifications			Loans currently still in deferral
Type of Loan	Number of Loans	Balance as of September 30, 2020	Percent of Total Loans as of September 30, 2020	Number of Loans	Balance as of September 30, 2020	Percent of Total Loans as of September 30, 2020
One- to four-family residential real estate	146	$42,661,815	7.3%	25	$7,948,412	1.4%
Commercial real estate	14	19,446,112	3.3%	—	—	0.0%
Multi-family real estate	10	5,261,485	0.9%	—	—	0.0%
Commercial and industrial	2	485,075	0.1%	—	—	0.0%
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	172	$67,854,487	11.6%	25	$7,948,412	1.4%

(1)	Includes home equity loans and lines of credit.

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

As of September 30, 2020, the Bank has received and processed 113 PPP applications totaling approximately $10.5 million.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets.  Total assets decreased $13.1 million, or 1.7%, to $753.5 million from December 31, 2019 as unfilled subscription orders from our stock offering of $41.5 million were returned in January 2020. Excluding these funds, total assets increased by $28.4 million, or 3.9%, during the nine months ended September 30, 2020.  The decrease in assets was primarily due to a $56.5 million, or 44.2%, decrease in cash and cash equivalents to $71.4 million and a $2.3 million, or 4.0%, decrease in securities held-to-maturity, offset by a $46.7 million, or 8.7%, increase in loans.

Cash and Cash Equivalents.  Total cash and cash equivalents decreased $56.5 million, or 44.2%, to $71.4 million at September 30, 2020 from $127.9 million at December 31, 2019.  This decrease resulted from unfilled subscriptions of $41.5 million from the stock offering that were returned in January 2020 and decrease in certificates of deposits held in other banks that were used to fund loan growth.

Securities Available for Sale.  Total securities available for sale decreased $1.5 million, or 10.7%, to $12.3 million at September 30, 2020 from $13.7 million at December 31, 2019.  The decrease was due to maturities resulting in a decrease of $958,000 in mortgage-backed securities and a decrease of $513,000 in corporate bonds.

Securities Held to Maturity.  Total securities held to maturity decreased $2.3 million, or 4.0%, to $53.8 million at September 30, 2020 from $56.1 million at December 31, 2019, primarily due to the maturity of securities, offset by the purchase of $15.4 million of securities.  The decrease was primarily due to a $10.4 million decrease in U.S. government agency obligations, offset by a $4.2 million increase in mortgage-backed securities, a $3.7 million increase in corporate bonds and a $1.2 million increase in municipal bonds.

Net Loans.  Net loans increased $46.7 million, or 8.7%, to $583.8 million at September 30, 2020 from $537.2 million at December 31, 2019.  The increase was due to a $53.3 million, or 44.5%, increase in commercial and multi-family real estate loans to $173.2 million at September 30, 2020 from $119.8 million at December 31, 2019, an increase of $11.6 million, or 510.6%, in commercial and industrial loans to $13.8 million at September 30, 2020 from $2.3 million as of December 31, 2019, and an increase of $3.0 million, or 51.2%, in construction real estate loans to $9.0 million at September 30, 2020 from $5.9 million at December 31, 2019, partially offset by a $19.2 million, or 5.0%, decrease in one-to-four residential real estate  loans, to $365.1 million at September 30, 2020 from $384.3 million at December 31, 2019 and a decrease of $1.8 million or 6.6% in consumer loans to $25.1 million at September 30, 2020 from $26.8 million at December 31, 2019.  The increase in commercial and industrial loans was due to the purchase of $1.9 million of such loans in the first nine months of 2020 and the origination of $10.5 million of PPP loans.  The Company took advantage of new opportunities in commercial real estate and multi-family loans which resulted in higher originations on new loans exceeding prepayments of such these loans and also residential loans.

Deposits.  Total deposits increased $13.1 million, or 2.6%, to $510.9 million at September 30, 2020 from $497.7 million at December 31, 2019.  The increase in deposits reflected an increase in interest bearing deposits of $5.2 million, or 1.1%, to $486.8 million as of September 30, 2020 from $481.6 million at December 31, 2019 and a increase in non-interest bearing deposits of $7.9 million, or 49.0%, to $24.0 million as of September 30, 2020 from $16.1 million as of December 31, 2019.  Non-interest bearing deposits increased due to new deposits received from the increased commercial real estate originations.  Interest bearing deposits increased mostly due to a increase in certificate of deposits as the Bank was able to retain and increase deposits even though rates remained low. At September 30, 2020, municipal deposits totaled $15.2 million, which represented 2.9% of total deposits, and brokered deposits totaled $58.1 million, which represented 10.9% of total deposits.  At December 31, 2019, municipal deposits totaled $14.0 million, which represented 2.8% of total deposits, and brokered deposits totaled $52.1 million, which represented 10.5% of total deposits.

Borrowings.  Federal Home Loan Bank of New York borrowings increased $11.1 million, or 11.4%, to $108.1 million at September 30, 2020 from $97.1 million at December 31, 2019, as borrowings were available at lower rates than deposits.  The weighted average rate of borrowings was 1.66% and 2.17% as of September 30, 2020 and December 31, 2019, respectively.

Total Equity. Stockholders’ equity increased $52.4 million to $127.4 million, primarily due to the net proceeds of $55.6 million for the stock offering we completed in January 2020, offset by the establishment of the Bogota Savings Bank Employee Stock Ownership Plan. At September 30, 2020, the Company’s ratio of average stockholders’ equity-to-total assets was 16.85%, compared to 10.96% at December 31, 2019.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,865	$48	0.29%	$24,857	$142	2.26%
Loans	586,497	5,391	3.66%	537,490	5,136	3.81%
Securities	64,431	381	2.37%	65,389	453	2.77%
Other interest-earning assets	6,175	83	5.35%	6,153	74	4.78%
Total interest-earning assets	723,968	5,903	3.24%	633,889	5,805	3.65%

Non-interest-earning assets	29,150			29,816
Total assets	$753,118			$663,705
Liabilities and equity:
NOW and money market accounts	$64,710	$128	0.79%	$48,451	$150	1.23%
Savings accounts	30,834	20	0.26%	29,492	18	0.24%
Certificates of deposit	390,451	1,689	1.72%	381,636	2,317	2.41%
Total interest-bearing deposits	485,995	1,837	1.50%	459,579	2,485	2.15%

Federal Home Loan Bank advances	108,624	472	1.73%	106,066	569	2.13%
Total interest-bearing liabilities	594,619	2,309	1.54%	565,645	3,054	2.14%
Non-interest-bearing deposits	24,301			12,772
Other non-interest-bearing liabilities	7,320			11,364
Total liabilities	626,240			589,781

Total equity	126,878			73,924
Total liabilities and equity	$753,118			$663,705
Net interest income		$3,594			$2,751
Interest rate spread (1)			1.70%			1.51%
Net interest margin (2)			1.97%			1.74%
Average interest-earning assets to average interest-bearing liabilities	122%			112%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$65,915	$399	0.81%	$23,619	$438	2.48%
Loans	562,399	15,734	3.73%	533,193	15,147	3.79%
Securities	65,879	1,242	2.51%	74,225	1,461	2.62%
Other interest-earning assets	6,033	262	5.79%	4,950	222	5.97%
Total interest-earning assets	700,226	17,637	3.36%	635,987	17,268	3.62%
Non-interest-earning assets	28,526			27,398
Total assets	$728,752			$663,385
Liabilities and equity:
NOW and money market accounts	$53,634	$385	0.96%	$64,952	$630	1.30%
Savings accounts	29,766	57	0.26%	30,020	58	0.26%
Certificates of deposit	386,250	5,752	1.99%	395,252	6,745	2.28%
Total interest-bearing deposits	469,650	6,194	1.76%	490,224	7,433	2.03%
Federal Home Loan Bank advances	104,567	1,479	1.89%	79,342	1,488	2.51%
Total interest-bearing liabilities	574,217	7,673	1.78%	569,566	8,921	2.09%
Non-interest-bearing deposits	20,171			13,150
Other non-interest-bearing liabilities	11,204			7,710
Total liabilities	605,592			590,426
Total equity	123,160			72,959
Total liabilities and equity	$728,752			$663,385
Net interest income		$9,964			$8,347
Interest rate spread (1)			1.58%			1.53%
Net interest margin (2)			1.90%			1.75%
Average interest-earning assets to average interest-bearing liabilities	122%			112%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

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

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$120	$(214)	$(94)	$341	$(380)	$(39)
Loans receivable	1,795	(1,540)	255	1,089	(502)	587
Securities	(23)	(49)	(72)	(210)	(9)	(219)
Other interest earning assets	1	8	9	63	(23)	40
Total interest-earning assets	1,893	(1,795)	98	1,283	(914)	369

Interest expense:
NOW and money market accounts	128	(150)	(22)	(108)	(137)	(245)
Savings accounts	3	(1)	2	(1)	0	(1)
Certificates of deposit	151	(779)	(628)	(179)	(814)	(993)
Federal Home Loan Bank advances	44	(141)	(97)	476	(485)	(9)
Total interest-bearing liabilities	326	(1,071)	(745)	188	(1,436)	(1,248)
Net increase (decrease) in net interest income	$1,567	$(724)	$843	$1,095	$522	$1,617

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General.  Net income increased by $285,000, or 42.5%, to $956,000 for the three months ended September 30, 2020 from net income of $671,000 for the three months ended September 30, 2019.   The increase was due to increases in net interest income of $843,000, which was offset by a decrease in non-interest income of $24,000 and increases in non-interest expense of $455,000, provision for loan losses of $25,000 and income tax expense of $54,000.

Interest Income.  Interest income increased $98,000, or 1.7%, to $5.9 million for the three months ended September 30, 2020.  The increase reflected a $90.1 million increase in the average balance of interest-earnings assets, offset by a 41 basis points decrease in the average yield on interest-earning assets to 3.24% for the three months ended September 30, 2020 from 3.65% for the three months ended September 30, 2019.

Interest income on cash and cash equivalents decreased $94,000, or 66.2%, to $48,000 for the three months ended September 30, 2020 from $142,000 for the three months ended September 30, 2019 due to a 197 basis point decrease in the average yield on cash and cash equivalents loans from 2.26% for the three months ended September 30, 2019 to 0.29% for the three months ended September 30, 2020 due to the lower interest rate environment.   The decrease was offset by a $42.0 million increase in the average balance of cash and cash equivalents to $66.9 million for the three months ended September 30, 2020 from $24.9 million for the three months ended September 30, 2019.

Interest income on loans increased $255,000, or 5.0%, to $5.4 million for the three months ended September 30, 2020 from $5.1 million for the three months ended September 30, 2019 due to a $49.0 million increase in the average balance of loans to $586.5 million for the three months ended September 30, 2020 from $537.5 million for the three months ended September 30, 2019.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases.  The increase was offset by a fifteen basis point decrease in the average yield on loans from 3.81% for the three months ended September 30, 2019 to 3.66% for the three months ended September 30, 2020 due to a lower rate environment when comparing the two periods.

Interest income on securities decreased $72,000, or 15.9%, to $381,000 for the three months ended September 30, 2020 from $453,000 for the three months ended September 30, 2019 due to a $2.6 million decrease in the average balance of securities to $64.4 million for the three months ended September 30, 2020 from $65.4 million for the three months ended September 30, 2019 and a 40 basis point decrease in the average yield from 2.77% for the three months ended September 30, 2019 to 2.37% for the three months ended September 30, 2020.

Interest Expense.  Interest expense decreased $745,000, or 24.4%, to $2.3 million for the three months ended September 30, 2020 from $3.1 million for the three months ended September 30, 2019.  The decrease primarily reflected a 60 basis point decrease in the average cost of interest-bearing liabilities to 1.54% for the three months ended September 30, 2020 from 2.14% for the three months ended September 30, 2019.

Interest expense on interest-bearing deposits decreased $648,000, or 26.1%, to $1.8 million for the three months ended September 30, 2020 from $2.5 million for the three months ended September 30, 2019.  The decrease was due primarily to 65 basis point decrease in the average cost of interest-bearing deposits to 1.50% for the three months ended September 30, 2020 from 2.15% for the three months ended September 30, 2019. The decrease in the average cost of deposits was due to the lower interest rate environment. This decrease was offset by a $26.4 million increase in the average balance of deposits to $486.0 million for the three months ended September 30, 2020 from $459.6 million for the three months ended September 30, 2019.

Interest expense on Federal Home Loan Bank borrowings decreased $97,000, or 17.1%, from $569,000 for the three months ended September 30, 2019 to $472,000 for the three months ended September 30, 2020.  The decrease was primarily due to the lower interest rate environment, as the average cost of borrowings decreased 40 basis point to 1.73% for the three months ended September 30, 2020 from 2.13% for the three months ended September 30, 2019.

Net Interest Income.  Net interest income increased $843,000, or 30.6%, to $3.6 million for the three months ended September 30, 2020 from $2.8 million for the three months ended September 30, 2019.  The increase reflected a 19 basis point increase in our net interest rate spread to 1.70% for the three months ended September 30, 2020 from 1.51% for the three months ended September 30, 2019. Our net interest margin increased 23 basis points to 1.97% for the three months ended September 30, 2020 from 1.74% for the three months ended September 30, 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $25,000 for the three months ended September 30, 2020 compared to no provision for loan losses for the three-month period ended September 30, 2019. Higher loan balances of commercial and multi-family real estate loans and the potential adverse impact of the COVID-19 pandemic on our borrowers were the reasons for the provision during the three months ended September 30, 2020.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets were $672,000, or 0.09% of total assets, at September 30, 2020.  We recorded a $25,000 recovery for the three months ended September 30, 2020 compared to no net charge offs for the three months ended September 30, 2019.  The allowance for loan losses was $2.3 million, or 0.40% of loans outstanding and 344.7% of nonperforming loans, at September 30, 2020.

Non-Interest Income.  Non-interest income decreased by $24,000, or 18.3%, to $108,000 for the three months ended September 30, 2020 from $132,000 for the three months ended September 30, 2019 due to lower income on Bank Owned Life insurance as a result of the current interest rate environment.

Non-Interest Expenses.  For the three months ended September 30, 2020, non-interest expenses increased $455,000 to $2.4 million, over the comparable 2019 period. Professional fees increased $154,000, or 180.0%, due to additional expense associated with becoming a public company and merger-related costs.  Salaries and employee benefits increased $101,000, or 8.2%, attributable to increased benefits and employee stock ownership plan expenses. Data processing expense increased $98,000 or 117.1% due to invoice credits during 2019 did not reoccur in 2020.  The increase of other general operating expenses was mainly due to increase in other expense and FDIC insurance costs.  Advertising expense decreased $35,000 or 53.8% due to the lack of advertising during the height of the COVID crisis.

Income Tax Expense.  Income tax expense increased $54,000, or 19.6%, to $327,000 for the three months ended September 30, 2020 from $273,000 for the three months ended September 30, 2019.  The increase was due to $339,000 of higher taxable income. The effective tax rate for 2020 and 2019 was 25.5% and 28.9% respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and September 30, 2019

General.  Net income decreased by $619,000, or 37.7%, to $1.0 million for the nine months ended September 30, 2020 from net income of $1.6 million for the nine months ended September 30, 2019.  The decrease reflected a $2.9 million contribution to the Bogota Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization. Without the contribution to the charitable foundation in 2020, net income would have been $3.9 million for the nine months ended September 30, 2020.  Non-interest expense increased by $3.1 million and provision for loan losses increased by $275,000, which was offset by increases in net interest income of $1.6 million and non-interest income of $585,000 and a $521,000 decrease in income tax expense.

Interest Income.  Interest income increased $369,000, or 2.1%, to $17.6 million for the nine months ended September 30, 2020 from $17.3 million for the nine months ended September 30, 2019.  The increase reflected a $64.2 million increase in the average balance of interest-earnings assets, offset by a 26 basis points decrease in the average yield on interest-earning assets to 3.36% for the nine months ended September 30, 2020 from 3.62% for the nine months ended September 30, 2019.

Interest income on cash and cash equivalents decreased $39,000, or 8.9%, to $399,000 for the nine months ended September 30, 2020 from $438,000 for the nine months ended September 30, 2019.  The decrease was due to a 167 basis point decrease in the average yield on cash and cash equivalents from 2.48% for the nine months ended September 30, 2019 to 0.81% for the nine months ended September 30, 2020 offset by a $42.3 million increase in average balance of cash and cash equivalents to $65.9 million for the nine months ended September 30, 2020 from $23.6 million for the nine months ended September 30, 2019. The increase in the average balance of cash and cash equivalents was due to the receipt of the stock proceeds.

Interest income on loans increased $587,000, or 3.9%, to $15.7 million for the nine months ended September 30, 2020 from $15.1 million for the nine months ended September 30, 2019 due to a $29.2 million increase in the average balance of loans to $562.4 million for the nine months ended September 30, 2020 from $533.2 million for the nine months ended September 30, 2019.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases.  The increase in interest income on loans was offset by a six basis point decrease in the average yield on loans from 3.79% for the nine months ended September 30, 2019 to 3.73% for the nine months ended September 30, 2020 due to a lower rate environment when comparing the two periods.

Interest income on securities decreased $219,000, or 15.0%, to $1.2 million for the nine months ended September 30, 2020 from $1.5 million for the nine months ended September 30, 2019 due to an $8.5 million decrease in the average balance of securities to $65.9 million for the nine months ended September 30, 2020 from $74.2 million for the nine months ended September 30, 2019.

Interest Expense.  Interest expense decreased $1.2 million, or 14.0%, to $7.7 million for the nine months ended September 30, 2020 from $8.9 million for the six months ended September 30, 2019.  The decrease primarily reflected a 31 basis point decrease in the average cost of interest-bearing liabilities to 1.78% for the nine months ended September 30, 2020 from 2.09% for the nine months ended September 30, 2019, offset by a $4.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $1.2 million, or 16.7%, to $6.2 million for the nine months ended September 30, 2020 from $7.4 million for the nine months ended September 30, 2019. This decrease was primarily to a $20.6 million decrease in the average balance of deposits to $469.7 million for the nine months ended September 30, 2020 from $490.2 million for the nine months ended September 30, 2020 and a 27 basis point decrease in the average cost of interest bearing deposits to 1.76% for the nine months ended September 30, 2020 from 2.03% for the nine months ended September 30, 2019.   The decrease in the average cost of deposits was due to the lower interest rate environment.

Interest expense on Federal Home Loan Bank borrowings decreased $9,000, or 0.6%, from $1.5 million for the nine months ended September 30, 2019 to $1.5 million for the nine months ended September 30, 2020 due to an decrease of 62 basis point in the average cost of Federal Home Loan Bank borrowings from 2.51% for the nine months ended September 30, 2019 to 1.89% for the nine months ended September 30, 2020, offset by a $25.2 million increase in the average balance of Federal Home Loan Bank borrowings from $79.3 million for the nine months ended September 30, 2019 to $104.6 million for the nine months ended September 30, 2020.

Net Interest Income.  Net interest income increased $1.6 million or 19.4%, to $10.0 million for the nine months ended September 30, 2020 from $8.3 million for the nine months ended September 30, 2019.  The increase reflected a five basis point increase in our net interest rate spread to 1.58% for the nine months ended September 30, 2020 from 1.53% for the nine months ended September 30, 2019. Our net interest margin increased to 1.90% for the nine months ended September 30, 2020 from 1.75% for the nine months ended September 30, 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $275,000 for the nine months ended September 30, 2020 compared to no provision for loan losses for the nine-month period ended September 30, 2019. Higher loan balances in commercial and multi-family real estate loans and the potential adverse impact of the COVID-19 pandemic on our borrowers were the reasons for the provision during the nine months ended September 30, 2020.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets increased to $672,000, or 0.09% of total assets, at September 30, 2020.  We recorded a $25,000 recovery for the nine months ended September 30, 2020 compared to a $40,000 recovery for the nine months ended September 30, 2019.  The allowance for loan losses was $2.3 million, or 0.40% of loans outstanding and 344.7% of non-performing loans, at September 30, 2020.

Non-Interest Income.  Non-interest income increased $585,000, or 142.1%, to $997,000 for the nine months ended September 30, 2020 from $412,000 for the nine months ended September 30, 2019 due to a $634,000 increase in bank owned life insurance income, which included $648,000 of death proceeds.  Fees and service charges decreased $40,000 due to the lower collection of mortgage late fees.

Non-Interest Expenses.  For the nine months ended September 30, 2020, non-interest expenses increased $3.1 million to $9.6 million over the comparable 2019 period.   Data processing costs decreased $328,000, or 39.9%, due to $360,000 in de-conversion expenses in 2019 for the data processing conversion.  Expenses for the nine months ended September 30, 2020 included a $2.9 million contribution to the Bogota Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization. Without the contribution to the charitable foundation in 2020 and the de-conversion expense in 2019, non-interest expenses increased $545,000 to $6.7 million. The increase of other general operating expenses was mainly due to increases in professional fees associated with the expense of becoming a public company and merger-related costs.

Income Tax Expense.  Income tax expense decreased by $521,000, or 93.2%, to $38,000 for the nine months ended September 30, 2020 compared to $558,000 for the nine months ended September 30, 2019.  The decrease was due primarily to an $810,000 benefit for the contribution to the charitable foundation. The effective tax rate for 2020 and 2019 was 3.6% and 25.4% respectively.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as September 30, 2020.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$79,454	$(21,876)	(21.59)%	11.74%	(10.81)%
300 bp	87,822	(13,508)	(13.33)	12.63	(5.18)
200 bp	95,807	(5,523)	(5.45)	13.38	0.45
100 bp	100,589	(741)	(0.73)	13.63	2.33
—	101,330	—	—	13.32
(100) bp	114,710	13,380	13.20	14.68	10.21

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

As of September 30, 2020, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(4.73)%
300	(3.25)
200	(1.50)
100	(0.61)
—	—
(100)	0.12

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At September 30, 2020, we had the ability to borrow up to $233.9 million, of which $108.1 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At September 30, 2020, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At September 30, 2020, cash and cash equivalents totaled $71.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.3 million at September 30, 2020.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2020 totaled $230.0 million, or 43.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  At September 30, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.  As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A "qualifying community bank" with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio has temporarily been reduced to 8% in response to COVID-19. As of September 30, 2020, the Bank is reporting as a qualifying community bank with a ratio of 17.09%.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: November 6, 2020	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: November 6, 2020	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer