Form 10-K
period 2020-12-31
Bogota Financial Corp.
filed 2021-03-26
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [  ]

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $50.0 million.

As of March 26, 2021 there were 14,425,441 outstanding shares of the registrant’s common stock, of which 8,504,556 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (Part III)

EXPLANATORY NOTE

Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) upon the reorganization of the Bank into the two-tier mutual holding company structure, which was completed on January 15, 2020. As of December 31, 2019, the reorganization had not been completed and, therefore, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities as of December 31, 2019. Accordingly, the periods in the audited financial statements at or before January 15, 2020 contained in this Annual Report on Form 10-K relate solely to Bogota Savings Bank.

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

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	changes in monetary or fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
•

cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems or those of third parties upon which we rely to obtain unauthorized access to confidential information and destroy data or disable our systems;

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen or remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us. As the result of the decline in the Federal Reserve Board’ s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income. Our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1.Business

Bogota Financial Corp.

Bogota Financial Corp. is a Maryland corporation that was formed in September 2019 as part of the mutual holding company reorganization of Bogota Savings Bank to become the bank holding company of Bogota Savings Bank.  Since being incorporated, other than holding the common stock of Bogota Savings Bank, Bogota Financial Corp. retained approximately 50% of the net cash proceeds of the stock offering, made a loan to the employee stock ownership plan of Bogota Savings Bank, and has not engaged in any other business activities to date.  Bogota Financial Corp.’s executive offices are located at 819 Teaneck Road, Teaneck, New Jersey 07666, and its telephone number is (201) 862-0660.

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

Our cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends we receive from Bogota Savings Bank.  Bogota Savings Bank is subject to regulatory limitations on the amount of dividends that it may pay.  Initially, Bogota Financial Corp. will not own or lease any property, but instead will pay Bogota Savings Bank for the use of its premises, furniture and equipment.  We intend to employ as officers of Bogota Financial Corp. only persons who are officers of Bogota Savings Bank.  However, we will use the support staff of Bogota Savings Bank from time to time.  We will pay Bogota Savings Bank for the time devoted to Bogota Financial Corp. by employees of Bogota Savings Bank; however, these individuals will not be separately compensated by Bogota Financial Corp.  Bogota Financial Corp. may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

Bogota Savings Bank

Founded in 1893, Bogota Savings Bank is a New Jersey-chartered savings bank that operates two retail banking offices in Teaneck and Bogota, New Jersey.  Bergen, Morris and Essex County and the surrounding areas are our primary market area for our business operations.  We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate one- to four-family residential real estate loans and commercial real estate and multi-family loans and, to a lesser extent, consumer loans, commercial and industrial loans and construction loans. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations, corporate bonds and mortgage-backed securities.  We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts.

At December 31, 2020, we had consolidated total assets of $740.9 million, total deposits of $502.0 million and total equity of $128.5 million.  Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (the “FDIC”).  Our website address is www.bogotasavingsbank.com.  Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Acquisition of Gibraltar Bank

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. As a result of the merger, we acquired three branch offices located in Morris and Essex Counties in New Jersey. Based on December 31, 2020 financial information, the combined institution had approximately $821 million in assets, $584 million in deposits and $142 million in stockholders’ equity.  In addition, as part of the transaction, the Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC. The conversion and consolidation of data processing platforms, systems and customer files is expected to occur on or about August 16, 2021.

Market Area

Our branches, including our corporate office, are located in Bergen, Morris and Essex Counties, although we consider our lending area to generally also encompass Monmouth and Ocean Counties in New Jersey and the surrounding areas.  Bergen County ranks as the most populous county in New Jersey (out of 21 counties) with a population of approximately 950,000 compared to an estimated population of 799,000 for Essex County, 630,000 for Monmouth County, 577,000 for Ocean County, 492,000 for Morris County and 9.0 million for the entire state.   The economy in our primary market area has benefited from being varied and diverse, with a broad economic base.  Bergen, Essex, Monmouth, Ocean and Morris Counties have a median household income of approximately $101,000, $63,000, $98,000, $68,000 and $146,000, respectively.  The median household income for New Jersey is approximately $83,000 and the median household income is approximately $63,000 for the United States. As of December 2020, the unemployment rate was 6.8% for Bergen County, 9.5% for Essex County, 6.4% for Monmouth County, 6.8% for Ocean County and 5.9% for Morris County, compared to 7.7% for New Jersey and a national rate of 6.2%.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources.  We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the federal government, such as Treasury bills.  Based on FDIC data at June 30, 2020 (the latest date for which information is available), we had 0.89% of the FDIC-insured deposit market share in Bergen County, which was the 19th largest market share among the 51 institutions with offices in the county.  Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in Bergen County and the other markets that we serve.

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

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing consolidation trend in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks.  Competition for deposits and the origination of loans could limit our growth in the future.

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

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Residential	$340,001	60.72%	$384,296	71.28%
Commercial and multi-family	171,635	30.65	119,832	22.23
Construction(1)	9,931	1.8	5,943	1.1
Commercial and industrial	13,652	2.44	2,264	0.42
Consumer:
Home Equity and other	24,713	4.41	26,838	4.98
Total loans receivable	$559,932	100.00%	$539,173	100.00%

_____________________

(1)	Represents amounts disbursed at December 31, 2020 and 2019. The undrawn amounts of construction loans totaled $32.6 million and $3.1 million at December 31, 2020 and 2019, respectively.

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2020.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.  The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

	At December 31, 2020
	Residential Real Estate Loans	Commercial and Multi- Family Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$143	$6,400	$—	$576	$482	$7,601
More than one year through five years	8,235	6,597	11,568	329	354	27,083
More than five years through fifteen years	94,486	107,383	2,084	8,295	6,403	218,651
More than fifteen years	237,137	51,255	—	731	17,474	306,597
Total	$340,001	$171,635	$13,652	$9,931	$24,713	$559,932

The following table sets forth our fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$279,454	$60,404	$339,858
Commercial and multi-family real estate loans	38,205	127,030	165,235
Construction loans	5,145	4,210	9,355
Commercial and industrial loans	13,551	101	13,652
Consumer loans	5,221	19,010	24,231
Total	$341,576	$210,755	$552,331

Residential Real Estate Loans.  Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower.  At December 31, 2020, one- to four-family residential real estate loans totaled $340.0 million, or 60.7% of our total loan portfolio, and consisted of $279.6 million of fixed-rate loans and $60.4 million of adjustable-rate loans.  Most of these one- to four-family residential properties are located in our primary market area.

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

We will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value, depending on the size of the loan.  Additionally, we will originate residential mortgage loans on townhouses or condominiums with loan-to-value ratios of up to 75% of the appraised value, depending on the size of the loan.  Our conforming residential real estate loans may be for up to 90% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Bogota Savings Bank.

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

Commercial and Multi-Family Real Estate Loans.  At December 31, 2020, we had $171.6 million in commercial and multi-family real estate loans, representing 30.7% of our total loan portfolio.  Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.  At December 31, 2020, commercial real estate loans totaled $115.2 million, of which $28.3 million was owner-occupied real estate and $86.9 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers.  Our commercial real estate loans are offered with fixed or adjustable interest rates.  Interest rates on our adjustable-rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us.  At December 31, 2020, our largest commercial real estate loan totaled $13.3 million and was secured by an office building located in our primary market area.  At December 31, 2020, this loan was performing in accordance with its original terms.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower (including credit history), including expertise, as well as the value and condition of the mortgaged property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property.  Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors.  Personal guarantees are often obtained from commercial real estate borrowers.  Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2020, multi-family real estate loans totaled $56.4 million.  Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area.  We originate multi-family residential real estate loans with fixed interest rates or with a variety of adjustable interest rates with terms and amortization periods generally of up to 25 years.  Interest rates on our adjustable-rate multi-family real estate loans adjust and the interest rate is generally indexed to the Federal Home Loan Bank advance rate, plus a margin.  At December 31, 2020, our largest multi-family residential real estate loan had an outstanding balance of $4.0 million and is secured by an apartment building located in our primary market area.  At December 31, 2020, this loan was performing according to its original terms.

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

Consumer Loans.  We offer consumer loans to customers residing in our primary market area.  Our consumer loans consist primarily of home equity loans and lines of credit.  At December 31, 2020, consumer loans totaled $26.8 million, or 4.4% of our total loan portfolio.

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

Construction Loans.  We also originate loans to finance the construction of one- to four-family residential properties.  At December 31, 2020, residential construction loans totaled $9.9 million, or 1.8% of our total loan portfolio.  Most of these loans are secured by properties located in our primary market area.

Our residential land and acquisition loans are generally structured as two-year interest-only balloon loans.  The interest rate is generally a fixed rate based on an index rate, plus a margin.  Our construction-to-permanent loans are generally structured as interest-only, adjustable-rate loans with a duration of six to twelve months for the construction phase.  The interest rate on these loans is based on the prime interest rate as published in The Wall Street Journal, plus a margin.  Construction loan-to-value ratios for one- to four-family residential properties generally will not exceed 80% of the appraised value of the property on a completed basis, while loan-to-value rations for land acquisition financing will not exceed 50% of the value of the land for an unimproved lot and 75% of the value of the land for an improved lot.  Once the construction project is satisfactorily completed, we look to provide permanent financing.

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties.  We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments.  At December 31, 2020, we had a single commercial construction loan that totaled $4.2 million, or 0.8% of our total loan portfolio.  This loan was secured by an office building located in our primary market area.  At December 31, 2020, this loan was performing according to its original terms.  We also had undrawn amounts on the commercial construction loan totaling $32.6 million at December 31, 2020.

Historically, our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually between 12 to 24 months.  The interest rate is generally adjustable based on an index rate, typically the prime interest rate as published in The Wall Street Journal, plus a margin.  At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full.  However, our construction loans for the construction of one- to four-family residential properties do not convert to permanent residential real estate loans.  Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project or a maximum loan-to-value ratio of 50% for raw land.

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

Commercial and Industrial Loans.  We offer commercial loans and adjustable rate lines of credit in an amount of up to $500,000 to small and medium sized businesses in our market area.  These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property.  At December 31, 2020, commercial and industrial loans totaled $93.7 million, or 2.4% of total loans, which consisted of 46 commercial and industrial loans that totaled $3.4 million and 112 loans under the Paycheck Protection Program that totaled $10.3 million.

Commercial lending products include revolving lines of credit and term loans.  Our commercial lines of credit are typically made with adjustable interest rates, indexed to the prime interest rate published in The Wall Street Journal, plus a margin, and we can demand repayment of the amount due at any time after it is due.  Term loans are generally made with fixed interest rates, indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin, and are for terms up to seven years.

When making commercial and industrial loans, we require a debt service coverage ratio of at least 1.25x and we review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 70% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans. Personal guarantees are obtained from commercial and industrial borrowers.

During 2020, as a result of the COVID-19 global health crisis, the U.S. government and regulatory agencies took several actions to provide support to the U.S. economy. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as a $2 trillion legislative package. The CARES Act authorized the Small Business Administration (the “SBA”) to temporarily guarantee loans under a new 7(a) program called the Paycheck Prevention Program (“PPP”). Eligible businesses could apply for a PPP loan up to a greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of a borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

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

Commercial and Multi-Family Real Estate Loans.  Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans.  Of primary concern in commercial real estate and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on the successful operation and management of the properties.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multi-family loans.  In reaching a decision whether to make a commercial real estate or multi-family loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise and credit history and the value of the underlying property.  We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x.  We require a Phase One environmental report when we believe a possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Consumer Loans.  Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

For each purchased loan, we generally pay a fixed fee based on the loan balance.  For the years ended December 31, 2020 and 2019, we purchased for our portfolio $37.9 million and $29.1 million, respectively, of loans from these mortgage brokers.  As part of purchasing the loans, we acquire the servicing rights to the loans.  The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed and adjustable interest rate one- to four-family real estate loans, with maturities up to 30 years, with a per loan limit of $1.0 million.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above.  However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender.  We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures.  At December 31, 2020, the outstanding balances of our loan participations where we are not the lead lender totaled $11.8 million, all of which were commercial or multi-family real estate loans.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”).  At December 31, 2020, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $15.2 million. On the same date, Bogota Savings Bank had no borrowers with outstanding balances in excess of this amount.   At December 31, 2020, our largest loan relationship with a single borrower was for $14.5 million, which consisted of four loans secured by various commercial real estate and multi-family properties in our primary market area, and the underlying loans were performing in accordance with their terms on that date.

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s title experience and the type of loan.

Loans in excess of individual officers’ lending limits require approval of our Internal Loan Committee, which is comprised of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Lending Officer. The Internal Loan Committee can approve individual loans of up to prescribed limits, depending on the type of loan.  Loans that involve policy exceptions also must be approved by the Internal Loan Committee and ratified by the board of directors.

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

Throughout 2020, the Bank granted $67.9 million of loan modifications, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments.  These short-term loan modifications were treated in accordance with Section 4013 of the CARES Act and are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest. Of the 172 loans to which loan modifications were granted only six loans requested additional deferrals.  The six loans still on deferral at December 31, 2020 represented $993,000, or 0.2% of net loans, and all the loans are within the one-to four-family residential real estate portfolio.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31,
	2020				2019
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate loans	4	$702	1	$25	2	$371	—	$—
Commercial and multi-family real estate loans	—	—	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	1	160	—	—	2	198	—	—
Total	5	$862	1	$25	4	$569	—	$—

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  Non-accrual loans include non-accruing troubled debt restructurings of $341,000 and $347,000 of December 31, 2020 and 2019, respectively.

	At December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$674	$570
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	19	20
Total	693	590

Accruing loans past due 90 days or more:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total	—	—

Total non-performing loans	693	590

Real estate owned	—	—
Total non-performing assets	693	590

Troubled debt restructurings (accruing):
Residential real estate loans	$409	$434
Commercial real estate loans	223	229
Commercial loans	—	—
Consumer loans	—	—
Total troubled debt restructurings (accruing)	$632	$663

Total troubled debt restructurings (accruing) and total non-performing assets	$1,325	$1,253

Total non-performing loans to total loans	0.12%	0.11%
Total non-performing loans to total assets	0.09	0.08
Total non-performing assets to total assets	0.09	0.08
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.18	0.16

For the year ended December 31, 2020 and 2019 interest income recognized during impairment and cash-basis interest income recognized was nominal.

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

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2020 and 2019.

	At December 31,
	2020	2019
	(In thousands)
Special mention	$568	$326
Substandard	2,118	2,633
Doubtful	—	—
Loss	—	—
Total	$2,686	$2,959

As of December 31, 2020, special mention loans included five residential real estate loans totaling $568,000.  As of December 31, 2020, substandard loans included three residential real estate loans totaling $646,000, one consumer loan totaling $19,000, and two commercial and multi-family real estate loan totaling $1.5 million.

Allowance for Loan Losses The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the size and composition of the portfolio, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of borrowers, results of internal loan reviews, trends in historical loss experience, specific impaired loans, and economic conditions and other qualitative and quantitative factors which could affect potential credit losses. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows.  The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

In addition, the NJDBI and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Allowance at beginning of year	$2,016	$1,976
Provision for loan losses	200	—

Charge offs:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Residential real estate loans	25	40
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total recoveries	25	40

Net recoveries	25	40

Allowance for loan losses at end of period	$2,241	$2,016

Allowance for loan losses to non-performing loans at end of period	323.38%	341.70%
Allowance for loan losses to total loans outstanding at end of period	0.40%	0.37%
Net recoveries to average loans outstanding during period	-%	-%
Net recoveries to average residential real estate loans outstanding during period	0.01%	0.01%
Net recoveries to average commercial and multi-family real estate loans outstanding during period	-%	-%
Net recoveries to average construction loans outstanding during period	-%	-%
Net recoveries to average commercial and industrial loans outstanding during period	-%	-%
Net recoveries to average consumer loans outstanding during period	-%	-%

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

	At December 31,
	2020			2019
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$1,254	55.96%	60.72%	$1,383	68.60%	71.28%
Commercial and multi-family real estate loans	841	37.53	30.65	512	25.40	22.23
Construction loans	45	2.01	1.77	26	1.29	1.10
Commercial and industrial loans	14	0.62	2.44	9	0.45	0.42
Consumer loans	87	3.88	4.41	86	4.27	4.98
Total	$2,241	100.00%	100.00%	$2,016	100.00%	100.00%

Investment Activities

General.  Our board of directors is responsible for approving and overseeing our investment policy, which is reviewed at least annually by the board.  This policy dictates that investment decisions be made based on liquidity needs, potential returns, consistency with our interest rate risk management strategy and an adequate diversification of assets.  An investment committee, consisting of authorized officers, selected by the board of directors, oversees our investing activities and strategies.  The authorized officers are our President and Chief Executive Officer, Executive Vice President and Compliance Officer and Executive Vice President and Chief Financial Officer.  The board has designated our Executive Vice President and Chief Financial Officer as our investment officer, who is primarily responsible for daily investment activities.  All purchases and sales of securities must be authorized by two officers on the investment committee.  Security purchases are limited to no more than $7.0 million a day and cannot amount to more than 25% of the investment portfolio in any given month, in each case without the unanimous approval of the members of the investment committee.  The board of directors reviews the activities of the investment committee at each of its meetings.

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

	At December 31,
	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
U.S. government and agency obligations	$—	$—	$11,945	$11,931
Municipal securities	4,197	4,264	2,290	2,314
Corporate bonds	10,137	10,370	5,437	5,549
Mortgage-backed securities – residential	11,906	12,036	7,820	7,887
Mortgage-backed securities – commercial	31,264	32,202	28,601	28,901
Total	$57,504	$58,872	$56,093	$56,582

Securities available-for-sale:
Mortgage-backed securities – residential	$5,360	$5,471	$6,706	$6,838
Corporate bonds	6,371	6,400	6,887	6,911
Total	$11,731	$11,871	$13,593	$13,749

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Municipal securities	$2,764	0.71%	$1,058	1.84%	$375	3.00%	—	—	4,197	4,264	1.20
Corporate bonds	—	—	—	—	10,137	4.63	—	—	10,137	10,370	4.63
Mortgage-backed securities – residential	—	—	—	—	3,455	1.5	8,451	0.98	11,906	12,036	1.13
Mortgage-backed securities – commercial	438	2.39	23,382	2.38	4,791	0.97	2,653	1.45	31,264	32,202	2.09
Total	$3,202	2.10%	$24,440	2.27%	$18,758	3.17%	$11,104	2.55%	$57,504	$58,872	2.27%

Securities available-for-sale:
Mortgage-backed securities – residential	$—	—%	$—	—%	$551	2.53%	$4,809	1.71%	$5,360	$5,471	1.79%
Corporate bonds	1,001	1.42	5,370	0.98	—	—	—	—	6,371	6,400	1.05
Total	$1,001	1.42%	$5,370	0.98%	$551	2.53%	$4,809	1.71%	$11,731	$11,871	1.39%

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

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area.  We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities.  At December 31, 2020, municipal deposits totaled $23.5 million, which represented 4.5% of total deposits.

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

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2020, we had $54.2 million of brokered deposits, which represented 10.9% of total deposits at December 31, 2020 with such funds having a weighted average remaining term to maturity of 36 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates.  To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2020			2019
	Amount	Percent	Average Rate	Amount	Percent
	(Dollars in thousands)
Noninterest bearing demand accounts	$27,062	5.39%	—%	$16,122	3.24%
NOW accounts	28,672	5.71	0.74	19,131	3.84
Money market accounts	58,114	11.58	0.47	30,592	6.15
Savings accounts	31,761	6.33	0.25	31,723	6.37
Certificates of deposit	356,364	70.99	1.33	400,181	80.40
Total	$501,973	100.00%	1.06%	$497,749	100.00%

As of December 31, 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance)  for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $62.3 million, $7.6 million and $94.2 million respectively.  As of December 31, 2019, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance)  for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $26.4 million, $6.4 million and $81.4 million respectively. The following table sets forth the maturity of the portion of our certificate of deposit that are in excess of the Federal Deposit Insurance Corporation insurance limit as of December 31, 2020.

At December 31, 2020
(In thousands)
Maturity Period:
Three months or less	$21,240
Over three through six months	16,534
Over six through twelve months	26,958
Over twelve months	29,469
Total	$94,201

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of New York and lines of credit from correspondent banks.  At December 31, 2020, we had the ability to borrow approximately $123.2 million under our credit facilities with the Federal Home Loan Bank of New York.  We had no outstanding balances under an existing line of credit. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York, a blanket pledge of our mortgage portfolio and investment securities not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period	$113,717	$108,898	$83,103
Average balance outstanding during period	104,479	85,400	68,224
Weighted average interest rate during period	1.83%	2.42%	1.88%
Balance outstanding at end of period	$104,291	$97,092	$74,639
Weighted average interest rate at the end of period	1.64%	2.17%	2.54%

Employees and Human Capital Resources

As of December 31, 2020, we had 45 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through quarterly performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events employees attend in connection with their job duties.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 75% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs, whereby employees are compensated for incorporating healthy habits into their daily routines.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At December 31, 2020, 2.2% of our current staff had been with us for fifteen years or more.

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

Capital Requirements.  As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the FRB. The Bank is subject to similar capital requirements administered by the OCC.

The Company and the Bank are subject to the Basel III regulatory capital standards (“Basel III”) issued by the FRB and the OCC. Under the Basel III capital requirements, the Company and the Bank are required to maintain minimum ratios of Tier 1 capital to average assets of 4.00%, Common equity tier 1 capital to risk weighted assets of 4.50%, Tier 1 capital to risk weighted assets of 6.00% and Total capital to risk weighted assets of 8.00%. Common equity tier 1 capital, Tier 1 capital, Total capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and Bank. The Company and the Bank opted to exclude accumulated other comprehensive income components from Tier 1 and Total regulatory capital.

Basel III also requires the Company and the Bank to maintain a capital conservation buffer of 2.50% in order to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers. The capital ratio requirements, including the capital conservation buffer, for banks with $250 billion or less in total assets are 7.00% for Common equity tier 1 capital to risk weighted assets, 8.50% for Tier 1 capital to risk weighted assets and 10.50% for Total capital to risk weighted assets.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), are eligible to opt into a community bank leverage ratio (“CBLR”) framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the prompt corrective action (“PCA”) statutes. The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization. On January 1, 2020, the CBLR framework became effective, and management elected to adopt the alternative framework. As a qualifying community banking organization, the Company and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the CBLR, it will have a two-quarter grace period to satisfy the CBLR.

The Company’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Company and the Bank at December 31, 2020 were 17.26% and 13.63%, respectively

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits.  The agencies have also established standards for safeguarding customer information.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation.  An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.  At December 31, 2020, Bogota Savings Bank was classified as a “well capitalized” institution.

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

As noted above, federal legislation has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the rule is finalized. The Federal Deposit Insurance Corporation’s final rule provides that a bank will be well-capitalized with a community bank leverage ratio of 9% or greater or between 8% and 9% in limited circumstances. Those thresholds have been temporarily lowered to 8% or greater, or between 7% and 8% under certain circumstances, by federal legislation as noted earlier.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, or “CRA,” as implemented by Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions.  The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  Bogota Savings Bank’s most recent Federal Deposit Insurance Corporation CRA rating in November 2020 was “Satisfactory.”

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

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2020, the regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) were exempted from the reserve requirements.  Bogota Savings Bank was in compliance with these requirements.

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York.  Bogota Savings Bank was in compliance with this requirement at December 31, 2020. Effective March 26, 2020, the Federal Reserve Board reduced the reserve requirement ratios to zero percent, thereby effectively eliminating the reserve requirement. The Federal Reserve Board did so due to a revision of its approach to monetary policy. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but could do so if it determined conditions warranted it.

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

Capital.  The Federal Reserve Board was required to establish for bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for their insured depository subsidiaries.  However, pursuant to federal legislation, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

New Jersey Holding Company Regulation.   Bogota Financial, MHC and Bogota Financial Corp. are subject to regulation under New Jersey banking law.  Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the federal Bank Holding Company Act of 1956, as amended.  Each bank holding company controlling a New Jersey-chartered bank or savings bank must file certain reports with the NJDBI and is subject to examination by the NJDBI.

Federal Securities Laws

Bogota Financial Corp.’s common stock is registered with the Securities and Exchange Commission.  As such Bogota Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

The CARES Act

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•

allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as troubled debt restructurings and also allowing them authorizing supervision of the corresponding impairment determination for accounting purposes;

•	as previously noted, temporarily reducing, to 8% the community bank leverage ratio alternative available to institutions of less than $10 billion of assets;

•

the ability of a borrower of a federally-backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic, to request forbearance from paying their mortgage.  Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower.  During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.  The Biden Administration has indicated its intent that the federal mortgage backing agencies will extend the forbearance program and the foreclosure moratorium to at least June 30, 2021.

•

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance because of financial hardship during the COVID-19 emergency.  A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower.  Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans.  During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent.  Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program.  These loans are 100% federally guaranteed (principal and interest).  An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” up to $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020); and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the lender or, alternatively, notifies the lender no loan forgiveness is allowed. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law and provides an additional $284 billion for the PPP and extended the PPP through at least March 31, 2021.  PPP changes as a result of the Relief Act included:  (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25 percent of gross receipts in any quarter during 2020 compared to the same quarter in 2019; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances and supplier costs as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (EIDL) Advances will reduce the borrower’s PPP loan forgiveness amount.  Additionally, expenses paid with the proceeds of PPP loans that are forgiven became tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds.

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

Net Operating Loss Carryovers.  Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely.  Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income.  See Note 8 in the Notes to consolidated financial statements that appear in this Annual Report on Form 10-K for additional information. At December 31, 2020, Bogota Savings Bank had no net operating loss carryovers.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible.  At December 31, 2020, Bogota Savings Bank had no capital loss carryovers.

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

ITEM 1A.Risk Factors

The material risks that management believes affect the Company are described below. You should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s results of operations and financial condition.

Risks Related to the COVID-19 Outbreak

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

Risks Related to our Lending Activities

The geographic concentration of our loan portfolio makes us vulnerable to a downturn in the local economy.

At December 31, 2020, approximately $340.0 million, or 60.7% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Monmouth and Ocean Counties in New Jersey.  Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area.  Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans.  Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our strategy of increasing the amount of commercial and multi-family real estate loans we originate may expose us to increased lending risks.

At December 31, 2020, $171.6 million, or 30.7% of our loan portfolio, consisted of commercial and multi-family real estate loans.  We are committed to increasing our commercial lending.  However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans.  Repayment of commercial and multi-family real estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service.  Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property.  Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties.  Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within our loan portfolio.  We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic and other conditions.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio.  Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses.  In addition, the NJDBI and the Federal Deposit Insurance Corporation review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs.  Material additions to the allowance would materially decrease our net income.

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

Risks Related to Market Interest Rates

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

Risks Related to Economic Conditions

A deterioration in economic conditions could reduce demand for our products and services and/or result in a decrease in our asset quality, which could have an adverse effect on our results of operations.

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Moreover, a significant decline in general economic conditions, caused by a pandemic, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further negatively affect our financial performance.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, a, which could negatively affect our financial performance.

Risks Related to Our Funding

Our inability to generate core deposits could have an adverse effect on our net interest margin and profitability or may cause us to rely more heavily on wholesale funding strategies for liquidity needs.

Certificates of deposit comprised $356.4 million or 71.0% of our total deposits at December 31, 2020. Certificates of deposit due within one year of December 31, 2020 totaled $232.7 million, or 46.4% of total deposits.  This included $54.2 million of brokered deposits, which represented 10.80% of total deposits.  While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur.  Further, the considerable competition for deposits in our market area will also make it difficult for us to obtain reasonably-priced deposits.  If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability, or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

If our banking deposits that we receive from municipalities were lost within a short period of time, it could negatively impact our liquidity and earnings.

As of December 31, 2020, we held $37.6 million of deposits from municipalities in our primary market area in New Jersey.  These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits.  If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

Risks Related to Our Business Strategy

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

Our assets increased $117.6 million, or 18.9%, from $623.3 million at December 31, 2016 to $740.9 million at December 31, 2020, primarily due to increases in loans receivable.  Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations.  Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market.  Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Our Securities Portfolio

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

Risks Related to Our Operations

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees.  If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, cyber attacks, and viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Our risk and exposure to cyber attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats. There continues to be a rise in security breaches and cyber attacks within the financial services industry.  For example, financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware, ransomware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Risks Related to Competition

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

Risks Related to Laws and Regulations and Their Enforcement

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which became effective January 1, 2018, enacted limitations on certain deductions including (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage and home equity loans, (2) a limit on the deductibility of business interest expense and (3) a limit on the deductibility of property taxes and state and local income taxes.  These changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for residential mortgage loans, and could make it harder for borrowers to make their loan payments.  These changes in the tax laws also have a disproportionate effect on taxpayers in states with higher state and local taxes, like New Jersey.  If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses.  This would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios.  The minimum capital requirements, including a “capital conservation buffer” of 2.5%, result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%.  An institution will be subject to limitations on paying dividends, repurchasing its shares, and paying discretionary bonuses, if its capital levels fall below the buffer amount.

The federal banking agencies adopted a rule, effective January 1, 2020, that authorizes institutions with assets of less than $10 billion and that meet other specified criteria, to elect to comply with a “community bank leverage ratio” (the ratio of a bank’s Tier 1 equity capital to average total consolidated assets) of 9% in lieu of the generally applicable leverage and risk-based capital requirements under Basel III.  A “qualifying community bank” with capital exceeding 9% that exercises the election will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The community bank leverage ratio was temporarily reduced to 8% in 2020 pursuant to federal legislation enacted to address economic conditions resulting from COVID-19.

The application of these more stringent capital requirements, among other things, could result in lower returns on equity and result in regulatory actions if we were unable to comply with such requirements.

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

Under current Federal Reserve Board regulations and policy, if Bogota Financial Corp. pays dividends to its public stockholders, it also would be required to pay dividends to Bogota Financial, MHC, unless Bogota Financial, MHC waives the receipt of such dividends.  Current Federal Reserve Board policy has been to prohibit mutual holding companies that are regulated as bank holding companies, such as Bogota Financial, MHC, from waiving the receipt of dividends and the Federal Reserve Board’s regulations implemented after the enactment of the Dodd-Frank Act effectively prohibit mutual holding companies from waiving dividends declared by their subsidiaries.  See “Supervision and Regulation—Holding Company Regulation—Waivers of Dividends by Bogota Financial, MHC” for a further discussion of the applicable requirements related to the potential waiver of dividends by a mutual holding company.  Unless Federal Reserve Board regulations or policy change by allowing Bogota Financial, MHC to waive the receipt of dividends declared by Bogota Financial Corp. without diluting minority stockholders, it is unlikely that Bogota Financial Corp. will pay any dividends.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on The NASDAQ Capital Market. Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

Various factors may make takeover attempts more difficult to achieve.

Stock banks or their holding companies, as well as individuals, may not acquire control of a mutual holding company, such as Bogota Financial Corp.  As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies.  Accordingly, it is very unlikely, that Bogota Financial Corp. would be subject to any takeover attempt by activist stockholders or other financial institutions.  There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person, other than Bogota Financial, MHC, from voting more than 10% of the shares of common stock outstanding.  In addition, state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Bogota Financial Corp. without our board of directors’ prior approval.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

As of December 31, 2020, the net book value of our land, building and equipment was $5.7 million.  The following table sets forth information regarding our offices as of December 31, 2020:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road Teaneck, NJ 07666	Owned	2004	$3,758

60 East Main Street Bogota, NJ 07603	Owned	1941	$228

181 Boulevard
Hasbrouck Heights, NJ 07604	Owned	2020	$1,449

Other Offices:

885 Teaneck Road Teaneck, NJ 07666	Leased	2015	$22

655 Pomander Walk(1) Teaneck, NJ 07666	Leased	2010	$6

(1)	Private location for facility residences and employees.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business.  At December 31, 2020, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. has been listed on The NASDAQ Capital Market under the symbol “BSBK” since January 16, 2020.  At March 26, 2021, Bogota Financial Corp. had approximately 2,016 stockholders of record.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2020.

ITEM 6.	Selected Financial Data

The following tables set forth selected historical financial and other data for Bogota Financial Corp. and Bogota Savings Bank at and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page [2] of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2020 and 2019 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K. The information at and for the years ended December 31, 2018, 2017 and 2016 is derived in part from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$740,905	$766,612	$665,009	$642,142	$623,301
Cash and cash equivalents	80,386	127,863	24,518	22,558	41,492
Securities held-to-maturity	57,504	56,093	70,049	63,761	48,593
Securities available-for-sale	11,871	13,749	13,600	11,800	15,009
Loans receivable, net	557,691	537,157	526,670	513,590	488,587
Bank owned life insurance	16,916	17,410	17,004	16,548	16,068
Total liabilities	612,437	691,634	592,531	572,834	558,959
Deposits	501,973	497,749	510,293	476,456	477,698
Borrowings	104,291	97,092	74,639	89,231	74,570
Total equity	128,468	74,978	72,478	68,308	64,343

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest income	$23,276	$23,142	$21,986	$20,435	$19,043
Interest expense	9,679	11,973	8,757	6,525	6,058
Net interest income	13,597	11,169	13,229	13,910	12,985
Provision for loan losses	200	—	—	100	100
Net interest income after provision for loan losses	13,397	11,169	13,229	13,810	12,885
Non-interest income	1,106	544	614	615	634
Non-interest expenses	11,998	8,434	8,316	7,893	7,483
Income before income taxes	2,505	3,279	5,527	6,532	6,036
Income taxes	437	851	1,390	2,630	2,229
Net income	$2,068	$2,428	$4,137	$3,902	$3,807

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets (1)	0.28%	0.36%	0.63%	0.63%	0.64%
Return on average equity (2)	1.66%	3.30%	5.87%	5.88%	6.10%
Interest rate spread (3)	1.63%	1.51%	1.97%	2.25%	2.16%
Net interest margin (4)	1.93%	1.73%	2.12%	2.36%	2.27%
Efficiency ratio (5)	81.60%	72.01%	60.07%	54.34%	54.95%
Average interest-earning assets to average interest- bearing liabilities	122.01%	112.28%	110.68%	109.89%	110.19%
Loans to deposits	111.10%	107.92%	103.60%	108.21%	102.67%
Equity to assets (6)	16.97%	10.96%	10.67%	10.64%	10.46%

Capital Ratios: (Bank only)
Tier 1 capital (to adjusted total assets)	22.50%	10.78%	11.19%	10.79%	10.57%
Tier 1 capital (to risk-weighted assets)	22.04%	17.29%	17.85%	17.40%	16.99%
Total capital (to risk-weighted assets)	22.01%	17.76%	18.34%	17.40%	17.49%
Common equity Tier 1 capital (to risk-weighted assets)	14.40%	17.29%	17.85%	17.90%	17.49%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.40%	0.37%	0.37%	0.38%	0.38%
Allowance for loan losses as a percent of non- performing loans	323.60%	341.71%	201.43%	55.48%	112.14%
Net recoveries to average outstanding loans during the period	—	—	—	—	—
Non-performing loans as a percent of total loans	0.12%	0.11%	0.19%	0.69%	0.83%
Non-performing assets as a percent of total assets	0.09%	0.08%	0.15%	0.55%	0.65%

Other Data:
Number of offices	2	2	2	2	2
Number of full-time equivalent employees	45	41	45	42	46

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)

Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.  Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 30% for 2020, 2019 and 2018 and 34% for 2017 and 2016.

(4)

Represents net interest income as a percent of average interest-earning assets.  Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 30% for 2020, 2019 and 2018 and 34% for 2017 and 2016.

(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for worker’s compensation and disability insurance, health insurance, retirement plans, our employee stock ownership plan and other employee benefits, as well as other incentives.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our 128-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service.  We believe we can distinguish ourselves by maintaining the culture of a local community bank. The following are the key elements of our business strategy:

Continue to focus on residential real estate lending.  We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area.  As of December 31, 2020, $340.0 million, or 60.7% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending.  We have increased our commercial real estate and multi-family loan portfolio to $171.6 million, or 30.7% of total loans, at December 31, 2020, from $119.8 million, or 22.2% of total loans, at December 31, 2019.  We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average term to repricing of our loans.  To accelerate this initiative and expand our commercial lending capacity, we hired an additional lender in 2019 and will continue to seek to hire one or more additional lenders. We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area.  Further, the additional capital raised in the offering enabled us to increase our commercial real estate and multi-family loan originations in our market area, and originate loans with larger balances.

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

Increase lower-cost core deposits.  We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities.  We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service.  At December 31, 2020, core deposits comprised 29.0% of our total deposits compared to 19.6% of our total deposits at December 31, 2019.  Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services.

Grow through opportunistic bank or branch acquisitions.  We will be opening a new branch in Hasbrouck Heights during the second quarter of 2021 and effective February 28, 2021 we completed the acquisition of Gibraltar Bank, which increased our footprint by three branches and adds a loan production office in central New Jersey.  We will consider both organic growth as well as other acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to continue to expand into contiguous markets.  The capital we raised in the offering will also provide us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.  While we have periodically engaged in conversations with other smaller financial institutions about strategic combinations, we do not currently have any agreements or planned activity regarding any specific acquisition transaction.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as renegotiating key third-party contracts and reducing other operating expenses.  Our efficiency ratio was 81.60% for the year ended December 31, 2020.  While our non-interest expenses increased when we became a public company, we will continue to monitor and control expenses as we focus on growth.  To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting.  We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio.  At December 31, 2020, non-performing assets totaled $693,000, which represented 0.09% of total assets. At December 31, 2020, there were $674,000 of non-performing residential real estate loans and $19,000 of non-performing consumer loans.

Increase in Non-Interest Expense

Following the January 2020 completion of the reorganization and stock offering, our non-interest expenses increased because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the implementation of our employee stock ownership plan our expenses will increase further upon the possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

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

The JOBS Act, which was enacted in 2012, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we plan to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  We intend to take advantage of the benefits of this extended transition period.  Accordingly, our financial statements may not be fully comparable to public companies that comply with such new or revised accounting standards.

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

Average Balance Sheets

The following tables set forth average balances, average yields and costs, and certain other information for the years indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable.

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$68,553	$449	0.65%	$31,978	$681	2.13%	$26,642	$500	1.88%
Loans	563,769	20,871	3.70	534,249	20,230	3.79	508,873	19,189	3.77
Securities	65,871	1,615	2.45	72,558	1,920	2.65	84,185	1,984	2.36
Other interest-earning assets	6,008	341	5.68	5,225	311	5.96	4,412	313	7.09
Total interest-earning assets	704,201	23,276	3.31	644,010	23,142	3.59	624,112	21,986	3.52
Non-interest-earning assets	28,804			27,871			36,108
Total assets	$733,005			$671,881			$660,220

Liabilities and Equity:
NOW and money market accounts	$59,984	530	0.88	$60,876	767	1.26	$88,919	826	0.93
Savings accounts	30,005	77	0.26	29,967	77	0.26	34,530	88	0.26
Certificates of deposit	382,696	7,155	1.87	397,314	9,066	2.28	372,908	6,537	1.75
Total interest-bearing deposits	472,685	7,762	1.64	488,157	9,910	2.03	496,357	7,451	1.5

Federal Home Loan Bank advances	104,479	1,916	1.83	85,400	2,063	2.42	67,512	1,307	1.94
Total interest-bearing liabilities	577,164	9,678	1.68	573,557	11,973	2.09	563,869	8,757	1.55
Non-interest-bearing deposits	22,109			13,687			12,721
Other non-interest-bearing liabilities	9,371			11,003			5,673
Total liabilities	608,644			598,247			582,263
Total equity	124,361			73,634			70,477
Total liabilities and equity	$733,005			$671,881			$652,740
Net interest income		$13,598			$11,169			$13,228
Interest rate spread (1)			1.63%			1.51%			1.97%
Net interest margin (2)			1.93%			1.73%			2.12%
Average interest-earning assets to average interest-bearing liabilities		$127,037			$70,453			$60,243

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$238	$(470)	$(232)	$114	$67	$181
Loans receivable	1,092	(451)	641	961	80	1,041
Securities	(164)	(141)	(305)	(308)	244	(64)
Other interest-earning assets	45	(15)	30	48	(50)	(2)
Total interest-earning assets	1,211	(1,077)	134	815	341	1,156

Interest expense:
NOW and money market accounts	(8)	(229)	(237)	(353)	294	(59)
Savings accounts	-	-	-	(12)	1	(11)
Certificate of deposit	(272)	(1,638)	(1,910)	552	1,978	2,530
Federal Home Loan Bank advances	355	(502)	(147)	432	324	756
Total interest-bearing liabilities	75	(2,369)	(2,294)	619	2,597	3,216

Net increase (decrease) in net interest income	$1,136	$1,292	$2,428	$196	$(2,256)	$(2,060)

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets.  Total assets decreased $25.7 million, or 3.4%, to $740.9 million at December 31, 2020 from $766.6 million at December 31, 2019.  The decrease was primarily due to a $47.5 million, or 37.1%, decrease in in cash and cash equivalents, offset by a $20.5 million, or 3.8%, increase in loans.

Cash and Cash Equivalents.  Total cash and cash equivalents decreased $47.5 million, or 37.1%, to $80.4 million at December 31, 2020 from $127.9 million at December 31, 2019.  This decrease resulted from the return of $41.5 million of unfilled stock offering subscriptions from our stock offering that was completed in January 2020.

Securities Available for Sale.  Total securities available for sale decreased $1.9 million, or 13.7%, to $11.9 million at December 31, 2020 from $13.7 million.  The decrease was due to a decrease of $1.4 million in mortgage-backed securities and a decrease of $512,000 in corporate bonds.

Securities Held to Maturity.  Total securities held to maturity increased $1.4 million, or 2.5%, to $57.5 million at December 31, 2020 from $56.1 million at December 31, 2019, primarily due to a $4.7 million increase in corporate bonds, a $1.9 million increase in municipal securities and a $6.7 million increase in mortgage-backed securities, offset by a $11.9 million decrease in U.S. government agency obligations.

Net Loans.  Net loans increased $20.5 million, or 3.8%, to $557.7 million at December 31, 2020 from $537.2 million at December 31, 2019.  The increase was due to a $51.8 million, or 43.2%, increase in commercial real estate and multi-family loans to $171.6 million at December 31, 2020 from $119.8 million at December 31, 2019, an increase of $11.4 million, or 503.1%, in commercial and industrial loans to $13.7 million at December 31, 2020 from $2.3 million at December 31, 2019 and an increase of $4.0 million, or 67.1% in construction loans to $9.9 million at December 31, 2020 from $5.9 million at December 31, 2019, offset by a $44.3 million, or 11.5%, decrease in residential mortgages, to $340.0 million at December 31, 2020 from $384.3 million at December 31, 2019 and a $2.0 million or 7.9% decrease in consumer loans to $24.7 million at December 31, 2020 from $26.8 million at December 31, 2019.  The increase in commercial and multi-family loans was due to the origination of $75.6 million of loans during the year and the increase in commercial and industrial loans was due to the origination of $10.5 million of PPP loans.  The decrease in residential mortgages was due to large payoff on loans that we decided not to re-invest into new originations in the low rate environment.

Deposits.  Total deposits increased $4.2 million, or 0.9%, to $502.0 million at December 31, 2020 from $497.7 million at December 31, 2019.  The increase in deposits reflected a increase in NOW and money market accounts of $37.1 million, or 74.5%, to $86.8 million at December 31, 2020 from $49.7 million at December 31, 2019 and an increase in noninterest bearing demand accounts of $10.9 million, or 67.9% to $27.1 million at December 31, 2020 from $16.1 million at December 31, 2019, offset by an decrease in certificates of deposits accounts to $356.4 million at December 31, 2020 from $400.2 million at December 31, 2019.

The increase in NOW and money market accounts resulted in maturing certificates of deposits transferring to money market accounts in a low rate environment.  Non-interest bearing deposits increased due to new deposits received from the increased commercial real estate and construction loan originations.  The decrease in certificates of deposit reflected customers moving maturing funds to money market accounts in the low rate environment.  At December 31, 2020, municipal deposits totaled $37.6 million, which represented 7.5% of total deposits, and brokered deposits totaled $54.2 million, which represented 10.8% of total deposits.

Borrowings.  Federal Home Loan Bank of New York borrowings increased $7.2 million, or 7.4%, to $104.3 million at December 31, 2020 from $97.1 million at December 31, 2019, as we used borrowings to fund loan growth and replace deposit outflow.

Total Equity.  Stockholders’ equity increased $53.5 million to $128.5 million, primarily due to the net proceeds of $55.6 million for the stock offering we completed in January 2020, offset by the establishment of the Bogota Savings Bank Employee Stock Ownership Plan. At December 31, 2020, the Company’s ratio of average stockholders’ equity-to-total assets was 16.97%, compared to 10.96% at December 31, 2019.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General.  Net income decreased by $360,000, or 14.8%, to $2.1 million for the year ended December 31, 2020 from net income of $2.4 million for the year ended December 31, 2019.  The decrease reflected a $2.9 million contribution to the Bogota Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization. Without the contribution to the charitable foundation and $168,000 of merger expenses in 2020, net income would have been $4.3 million for the year ended December 31, 2020.  Non-interest expenses increased by $3.6 million and provision for loan losses increased by $200,000, which were offset by increases in net interest income of $2.4 million and non-interest income of $562,000 and a $413,000 decrease in income tax expense.

Interest Income.  Interest income increased $134,000, or 0.6%, to $23.3 million for the year ended December 31, 2020 from $23.1 million for the year ended December 31, 2019, primarily due to a $60.2 million increase in the average balance of interest-earning assets, offset by a 29 basis points decrease in the average yield on interest-earning assets to 3.30% for the year ended December 31, 2020 from 3.59% for the year ended December 31, 2019.

Interest income on loans increased $641,000, or 3.2%, to $20.9 million for the year ended December 31, 2020 from $20.2 million for the year ended December 31, 2019.  Interest income on loans increased due to a $29.5 million increase in the average balance of loans to $563.8 million for the year ended December 31, 2020 from $534.2 million for the year ended December 31, 2019.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and loan purchases.  The increase was offset by a nine basis point decrease in the average yield on loans from 3.79% for the year ended December 31, 2019 to 3.70% for the year ended December 31, 2020.

Interest income on securities decreased $305,000, or 15.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an $6.7 million, or 9.2%, decrease in the average balance of securities to $65.9 million for the year ended December 31, 2020 from $72.6 million for the year ended December 31, 2019 and a 20 basis point decrease in the average yield to 2.45% for the year ended December 31, 2020 from 2.65% for the year ended December 31, 2019.

Interest Expense.  Interest expense decreased $2.3 million, or 19.2%, to $9.7 million for the year ended December 31, 2020 from $12.0 million for the year ended December 31, 2019.  The decrease primarily reflected a 42 basis point decrease in the average cost of interest-bearing liabilities to 1.67% for the year ended December 31, 2020 from 2.09% for the year ended December 31, 2019, offset by a $3.6 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $2.1 million, or 21.7%, to $7.8 million for the year ended December 31, 2020 from $9.9 million for the year ended December 31, 2019.  This increase was due primarily to a 39 basis point decrease in the average cost of interest-bearing deposits to 1.64% for the year ended December 31, 2019 from 2.03% for the year ended December 31, 2019 and a $15.5 million decrease in the average balance of deposits to $472.7 million for the year ended December 31, 2020 from $488.2 million for the year ended December 31, 2019.  The decrease in the average cost of deposits was due to the lower interest rate environment and the decreased amount of higher-costing certificates of deposit.  The decrease in the average balance of deposits was due to the Bank’s reliance on borrowings to fund asset growth and deposit outflows.

Interest expense on Federal Home Loan Bank borrowings decreased $147,000, or 7.1%, to $1.9 million for the year ended December 31, 2020 from $2.1 million for the year ended December 31, 2019.  The interest expense on Federal Home Loan Bank borrowings decreased due to a 59 basis point decrease in the average cost of Federal Home Loan Bank borrowings to 1.83% for the year ended December 31, 2020 from 2.42% for the year ended December 31, 2019.   The decrease was offset by a $19.1 million increase in the average balance of Federal Home Loan Bank borrowings from $85.4 million for the year ended December 31, 2019 to $104.5 million for the year ended December 31, 2020. The decrease in the average cost of Federal Home Loan Bank borrowings also reflected the lower interest rate environment during the period.

Net Interest Income.  Net interest income increased $2.4 million, or 21.7%, to $13.6 million for the year ended December 31, 2020 from $11.2 million for the year ended December 31, 2019.  The increase reflected a 12 basis point increase in our net interest rate spread to 1.63% for the year ended December 31, 2020 from 1.51% for the year ended December 31, 2019. Our net interest margin increased 20 basis points to 1.93% for the year ended December 31, 2020 from 1.73% for the year ended December 31, 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $200,000 for the year ended December 31, 2020 compared to no provision for loan losses for the year ended December 31, 2019. Higher loan balances in commercial and multi-family real estate loans and the potential adverse impact of the COVID-19 pandemic on our borrowers were the reasons for the provision during the year ended December 31, 2020.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets were $693,000, or 0.09% of total assets, at December 31, 2020.  We recorded a $25,000 recovery for the year ended December 31, 2020 compared to a $40,000 recovery for the year ended December 31, 2019.  The allowance for loan losses was $2.2 million, or 0.40% of loans outstanding and 323.38% of non-performing loans, at December 31, 2020.

Non-Interest Income.  Non-interest income increased $562,000, or 103.5%, to $1.1 million for the year ended December 31, 2020 from $543,000 for the year ended December 31, 2019 due to a $622,000 increase in bank owned life insurance income, which included $648,000 of death proceeds.  Fees and service charges decreased $52,000 due to the lower collection of mortgage late fees.

Non-Interest Expenses.  For the year ended December 31, 2020, non-interest expenses increased $3.6 million, or 42.3%, to $12.0 million, from $8.4 million for December 31, 2019.   Expenses for the year ended December 31, 2020 included a $2.9 million contribution to the Bogota Savings Bank Charitable Foundation that was formed during the reorganization of the Bank into a two-tier mutual holding company form of organization.  Data processing costs decreased $205,000, or 22.3%, due to $360,000 in de-conversion expenses in 2019 in connection with the Bank’s data processing conversion.  Advertising expense decreased $84,000, or 32.2%, due to the reduction of advertising during the height of the COVID-19 crisis. Excluding the contribution to the charitable foundation in 2020 and the de-conversion expense in 2019, non-interest expenses increased $322,000 to $9.1 million compared to the same period last year. The increase of other general operating expenses was mainly due to increases in professional fees associated with the expense of becoming a public company and $168,000 in expenses related to the merger with Gibraltar Bank.

Income Tax Expense.  Income tax expense decreased $413,000, or 48.6% to $437,000 for the year ended December 31, 2019 from $850,000 for the year ended December 31, 2019.  The decrease was due primarily to a $773,000 decrease in pre-tax income.   The effective tax rate for 2020 and 2019 was 17.45% and 25.94% respectively.

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

We manage our interest rate risk to mitigate the exposure of our earnings and capital to changes in market interest rates.  We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; monitoring the length of our borrowings with the Federal Home Loan Bank and brokered deposits depending on the interest rate environment; maintaining a portion of our investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position.  By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as December 31, 2020.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$96,927	$(4,087)	(4.05)%	14.52%	(1.69)%
300 bp	102,039	1,025	1.01	14.94	0.01
200 bp	105,701	4,687	4.64	15.15	0.09
100 bp	105,762	4,748	4.70	14.77	—
0	101,014	—	—	13.77	0.93
(100) bp	114,076	13,062	12.93	14.90	1.01

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

Net Interest Income Analysis.  We also use income simulation to measure interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are subject to change, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions.  Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of December 31, 2020, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400 bp	4.93
300 bp	4.00
200 bp	3.24
100 bp	1.72
0	—
(100) bp	(1.45)

_________________

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

The preceding simulation analysis does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At December 31, 2020, we had the ability to borrow up to $123.2 million, of which $104.3 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At December 31, 2020, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At December 31, 2020, cash and cash equivalents totaled $80.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.9 million at December 31, 2020.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of December 31, 2020 totaled $232.7 million, or 46.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation.  At December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.  See Note 10 in the Notes to the consolidated financial statements.

The net offering proceeds significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans.  Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity is currently lower until we can successfully deploy the offering proceeds.

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

At December 31, 2020, we had $18.7 million of commitments to originate loans, comprised of $6.5 million of commitments under commercial loans and lines of credit (including $32.6 million of unadvanced portions of commercial construction loans), $41.8 million of commitments under home equity loans and lines of credit and $428,000 of unfunded commitments under consumer lines of credit. In addition, at December 31, 2020, we had $50,000 in standby letters of credit outstanding.  See Note 11 in the Notes to the consolidated financial statements for further information.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 57 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Bogota Financial Corp.

Teaneck, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Financial Corp.

(the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2009.

New York, New York

March 26, 2021

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2020 and 2019

	2020	2019
ASSETS
Cash and due from banks	$5,957,564	$5,176,241
Interest-bearing deposits in other banks	74,428,175	122,686,318
Cash and cash equivalents	80,385,739	127,862,559

Securities available for sale	11,870,508	13,748,561
Securities held to maturity (fair value of $58,872,451 and $56,582,299 respectively)	57,504,443	56,093,317
Loans, net of allowance $2,241,174 and $2,016,174, respectively	557,690,853	537,157,217
Premises and equipment, net	5,671,097	4,196,753
Federal Home Loan Bank (“FHLB”) stock	5,858,100	5,672,700
Accrued interest receivable	2,855,425	2,021,360
Bank owned life insurance	16,915,637	17,409,745
Other assets	2,153,076	2,450,042
Total assets	$740,904,878	$766,612,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$27,061,629	$16,122,231
Interest bearing	474,911,402	481,627,221
	501,973,031	497,749,452

FHLB advances	104,290,920	97,092,484
Advance payments by borrowers for taxes and insurance	2,560,089	3,191,706
Subscription offering proceeds	—	90,349,840
Other liabilities	3,612,762	3,250,925
Total liabilities	612,436,802	691,634,407

Commitments & Contingencies
Stockholders' Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at December 31, 2020	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,157,525 issued and outstanding at December 31, 2020	131,575	—
Additional Paid-In capital	56,975,187	—
Retained earnings	77,359,737	75,291,512
Unearned ESOP shares (489,983 shares as of December 31, 2020)	(5,725,410)	—
Accumulated other comprehensive loss	(273,013)	(313,665)
Total stockholders' equity	128,468,076	74,977,847
Total liabilities and stockholders' equity	$740,904,878	$766,612,254

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2020 and 2019

	2020	2019
Interest income
Loans	$20,870,655	$20,229,978
Securities
Taxable	1,563,721	1,830,199
Tax-exempt	50,853	89,453
Other interest-earning assets	791,033	992,486
Total interest income	23,276,262	23,142,116

Interest expense
Deposits	7,762,642	9,910,147
FHLB of New York advances	1,915,991	2,062,578
Total interest expense	9,678,633	11,972,725

Net interest income	13,597,629	11,169,391

Provision for loan losses	200,000	—

Net interest income after provision for loan losses	13,397,629	11,169,391

Non-interest income
Fees and service charges	58,946	111,379
Bank owned life insurance	1,027,703	405,640
Other	18,986	26,261
Total non-interest income	1,105,635	543,280

Non-interest expenses
Salaries and employee benefits	5,132,372	4,865,342
Occupancy and equipment	658,854	680,421
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	161,000	44,457
Data processing	714,109	919,158
Advertising	177,773	262,136
Director fees	733,102	661,464
Professional fees	865,209	285,614
Contribution to Charitable Foundation	2,881,500	—
Other	673,815	715,555
Total non-interest expenses	11,997,734	8,434,147

Income before income taxes	2,505,530	3,278,524

Income tax expense	437,305	850,612

Net income	$2,068,225	$2,427,912
Earnings per share	$0.17	$-
Weighted average shares outstanding	12,170,610	—

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2020 and 2019

	2020	2019
Net income	$2,068,225	$2,427,912

Other comprehensive (loss) income:
Unrealized gains/losses on securities available for sale:
Unrealized holding gain (loss) arising during the period	(15,751)	45,448
Tax effect	4,428	(12,775)

Net of tax	(11,323)	32,673

Defined benefit retirement plans:
Net (loss) gain arising during the period including changes in assumptions	(74,789)	68,878
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	147,087	(143,905)
Tax effect, income tax benefit	(20,323)	114,521
Net of tax	51,975	39,494

Total other comprehensive income	40,652	72,167

Comprehensive income	$2,108,877	$2,500,079

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2020 and 2019

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2019	—	$—	$—	$72,794,887	$(317,119)	$—	$72,477,768
Net Income	—	—	—	2,427,912	—	—	2,427,912
Other comprehensive income	—	—	—	—	72,167	—	72,167
Reclassification of the stranded tax effects from the enactment of the Tax Cuts and Jobs Act	—	—	—	68,713	(68,713)	—	—
Balance December 31, 2019	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Balance January 1, 2020	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Net Income	—	—	—	2,068,225	—	—	2,068,225
Other comprehensive loss	—	—	—	—	40,652	—	40,652
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	—	(6,022,899)	(6,022,899)
ESOP shares released	—	—	(78,775)	—	—	297,489	218,714
Balance December 30, 2020	13,157,525	$131,575	$56,975,187	$77,359,737	$(273,013)	$(5,725,410)	$128,468,076

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net income	$2,068,225	$2,427,912
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	200,000	—
Depreciation of premises and equipment	272,562	295,865
Amortization of deferred loan fees	723,529	449,678
Amortization of premiums and accretion of discounts on securities, net	178,202	114,763
Deferred income tax benefit	(837,306)	(86,119)
Contribution to the charitable foundation	2,631,500	—
Increase in cash surrender value of bank owned life insurance	(369,813)	(405,640)
Employee stock ownership plan	218,714	—
Changes in
Accrued interest receivable	(834,065)	(74,592)
Net changes in other assets	1,118,377	(219,773)
Net changes in other liabilities	434,135	71,748
Net cash provided by operating activities	5,804,060	2,573,842

Cash flows from investing activities
Purchases of securities available for sale	—	(2,544,239)
Purchases of securities held to maturity	(25,501,413)	(6,547,395)
Maturities, calls, and repayments of securities available for sale	1,684,100	2,326,169
Maturities, calls, and repayments of securities held to maturity	24,090,287	20,502,657
Loans purchased	(1,869,667)	(12,888,107)
Net (increase) decrease in loans	(19,587,498)	1,950,872
Death benefits proceeds from bank owned life insurance	863,921	—
Purchases of premises and equipment	(1,746,906)	(159,294)
Purchase of FHLB stock	(1,104,100)	(4,195,300)
Redemption of FHLB stock	918,700	3,206,900
Net cash (used in) provided by investing activities	(22,252,576)	1,652,263

Cash flows from financing activities
Net increase (decrease) in deposits	4,223,579	(12,543,876)
Net increase (decrease) in short-term FHLB advances	1,000,000	(49,000,000)
Proceeds from long-term FHLB non-repo advances	15,000,000	80,000,000
Repayments of long-term FHLB non-repo advances	(8,801,564)	(8,546,206)
Loan to ESOP	(6,022,899)	—
Stock offering expenses	(1,973,312)	—
Return of unfilled stock offering subscriptions	(41,505,998)	—
Common stock issuance	7,683,507	—
Subscription offering proceeds	—	90,349,840
Net increase in advance payments from borrowers for taxes and insurance	(631,617)	(1,140,906)
Net cash (used in) provided by financing activities	(31,028,304)	99,118,852

Net (decrease) increase in cash and cash equivalents	(47,476,820)	103,344,957

Cash and cash equivalents – beginning of year	127,862,559	24,517,602
Cash and cash equivalents – end of year	$80,385,739	$127,862,559

Supplemental cash flow information
Income taxes paid	$1,160,000	$603,000
Interest paid	$9,855,503	$11,972,725

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.  As of December 31, 2019, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the consolidated financial statements at and for the year ended December 31, 2019 only include the accounts of the Bank and its wholly-owned subsidiaries, Bogota Securities Corp. and Bogota Properties, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at December 31, 2020 and 2019.

The Bank generally grants residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey.  The debtors’ ability to repay loans is dependent upon the region’s economy and the borrowers’ circumstances.  The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

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

Risks and Uncertainties: A strain of the coronavirus surfaced and has spread around the world, including in our State, with resulting business and social disruption.  The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization.  The Company’s operating area has begun to see closures of business, restrictions on personal contact, requests by government officials to stay in isolation.  The operations and business results of the Company could be materially adversely affected.  Significant estimates as disclosed in Note 1, including the allowance for loan losses, valuation of securities may be materially adversely impacted by national and local events designed to contain the coronavirus.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the twelve ended December 31, 2020. Earnings per share were not applicable for the twelve months ended December 31, 2019 since there were no shares outstanding.

For the twelve months ended December 31, 2020
Net income	$2,068,225
Basic earnings per share:
Weighted average shares outstanding - basic	12,170,610
Basic earnings per share	$0.17

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  The Bank originates real estate, commercial and consumer loans.  A substantial portion of the loan portfolio is represented by loans in northern New Jersey.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on real estate, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment.

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

The Bank reviews loans for impairment that are individually evaluated for collectability in accordance with the Bank’s normal loan review procedures. If  a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

The general component covers non‑impaired loans and is based on historical loss experience, adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume of loans originated and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The Bank consistently applies this methodology to all portfolio segments.  The following portfolio segments have been identified:  Residential Real Estate, Commercial Real Estate, Construction, Commercial and Industrial and Consumer.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Commercial and Industrial Loans - A commercial and industrial loan is a loan to a business rather than a loan to an individual consumer. These short-term loans may have an interest rate based on the prime rate and are secured by collateral owned by the business requesting the loan.

Consumer Loans – Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same credit risk characteristics as residential real estate loans. The amount of home equity line of credit is generally limited to a certain percentage of the appraised value of the property less the balance of the first mortgage.

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (“FHLBNY”) to sell loans within the Mortgage Partnership Finance (“MPF”) Program.  The MPF Program gives the Bank another alternative to funding mortgages which may increase profits. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest-rate risk.  FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks.  Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program are $10,181,013 and $13,489,727 at December 31, 2020 and 2019 respectively.  Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”).

The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account.  Loan losses beyond the first and second layers are absorbed by the FHLBNY.  There are no losses to date over the loans sold under the program. Mortgage servicing rights were $5,293 and $20,919 as of December 31, 2020 and 2019, respectively and reported as other assets. Servicing fees totaled $15,627 and $20,403 for the years ended December 31, 2020 and 2019, respectively.  Late fees and ancillary fees related to loan servicing are not material.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.   Building and related components are depreciated using the straight-line method with useful lives ranging from fifteen to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from one to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated lives of the improvements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Bank had no unrecognized tax positions as of December 31, 2020 and 2019.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not currently believe that such matters that will have a material effect on the consolidated financial statements.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements:  In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement Reporting Comprehensive Income. Deferred tax assets (“DTAs”) related to defined pension benefit plans and securities available for sale that were revalued as of December 31, 2017 created “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). Existing GAAP required recognition of the tax rate change effects on the DTA revaluation as an adjustment to income tax expense. As a result the AOCI contained the stranded amounts from prior periods at the previous tax rate. ASU 2018-12 permits the reclassification of the stranded amounts from AOCI to retained earnings resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying GAAP guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The Bank adopted this standard in the fiscal year ended December 31, 2019 which resulted in a reclassification of $68,713 between retained earnings and accumulated other comprehensive loss.

Not yet effective Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. In May 2020, FASB amended the effective date of the new guidance on Leases.  The amendment and related new guidance on Leases are effective for the Company for the fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.  The Company is currently evaluating the effect on the financial statements when adopted.

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

The effective date of ASU 2016-13 for the Company is fiscal years beginning after December 15, 2022 (January 1, 2023 for the Company), and interim periods within those fiscal years. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result, will likely be able to defer implementation of the new standard for a period of time. The Company did not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at December 31, 2020 and 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,001,354	$954	$—	$1,002,308
One through five years	5,369,527	31,407	(4,186)	5,396,748
Five through ten years	-	-	—	-
MBSs – residential	5,359,734	114,426	$(2,708)	5,471,452

Total	$11,730,615	$146,787	$(6,894)	$11,870,508

December 31, 2019
Corporate bonds due in:
Less than one year	$499,126	$2,053	$—	$501,179
One through five years	6,038,217	29,709	(8,405)	6,059,521
Five through ten years	350,000	157	—	350,157
MBSs – residential	6,705,574	132,130	—	6,837,704

Total	$13,592,917	$164,049	$(8,405)	$13,748,561

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies.

There were no sales of securities during the years ended December 31, 2020 and 2019.

The age of unrealized losses and the fair value of related securities as of December 31, 2020 and 2019 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage-backed securities	$271,340	$(2,708)	$—	$—	$271,340	$(2,708)
Commercial mortgage-backed	-	-	-		-	-
Municipals	-	-	-		-	-
Corporate bonds	-	-	2,005,441	(4,186)	2,005,441	(4,186)
Total	$271,340	$(2,708)	$2,005,441	$(4,186)	$2,276,781	$(6,894)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Corporate bonds	$1,010,399	$(2,883)	$1,004	$(5,522)	$2,013,915	$(8,405)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The Bank does not consider these securities to be other-than-temporary impaired at December 31, 2020.

  At December 31, 2020 and 2019, securities available for sale with a carrying value of $214,229 and $261,165, respectively, were pledged to secure public deposits.

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at December 31, 2020 and 2019:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Corporate Bonds due in:				-
Less than one year	$1,501,179	$13,616	$—	$1,514,795
One through five years	8,635,831	221,716	(2,520)	8,855,027
Municipal obligations due in:				-
Less than one year	2,764,079	4,944	(141)	2,768,882
One through five years	1,057,609	30,492	—	1,088,101
Five through ten years	375,000	32,201	—	407,201
MBSs –				-
Residential	11,906,884	144,863	(15,440)	12,036,307
Commercial	31,263,861	997,319	(59,042)	32,202,138

	$57,504,443	$1,445,151	$(77,143)	$58,872,451

December 31, 2019
U.S. Government-sponsored agencies due in:
Less than one year	$4,950,000	$—	$(520)	$4,949,480
One through five years	2,499,584	—	(8,517)	2,491,067
Five through ten years	4,495,576	421	(5,406)	4,490,591
Corporate Bonds due in:
Five through ten years	5,436,837	112,172	—	5,549,009
Municipal obligations due in:
Less than one year	909,795	3,697	—	913,492
One through five years	1,380,377	20,395	—	1,400,772
MBSs –
Residential	7,820,452	76,082	(10,077)	7,886,457
Commercial	28,600,696	305,721	(4,984)	28,901,432

	$56,093,317	$518,486	$(29,504)	$56,582,299

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2020
Corporate bonds	$747,480	$(2,520)	$—	$—	$747,480	$(2,520)
Municipal obligations	1,436,454	(141)	—	—	1,436,454	(141)
MBSs – residential	2,403,485	(15,440)	-	-	2,403,485	(15,440)
MBSs – commercial	2,652,666	(59,042)	—	—	2,652,666	(59,042)
					—	—
Total	$7,240,085	$(77,143)	$—	$—	$7,240,085	$(77,143)

December 31, 2019
U.S. Government- sponsored agencies	$2,991,651	$(5,406)	$7,440,548	$(9,037)	$10,432,199	$(14,443)
Corporate bonds	—	—	-	-	-	-
Municipal obligations	-	-	-	-	-	-
MBSs – residential	64,672	(129)	1,539,406	(9,948)	1,604,078	(10,077)
MBSs – commercial	2,077,669	(4,984)	-	-	2,077,669	(4,984)

Total	$5,133,992	$(10,519)	$8,979,954	$(18,985)	$14,113,946	$(29,504)

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

At December 31, 2020 and 2019, securities held to maturity with a carrying amount of $11,057,973 and $14,392,143, respectively, were pledged to secure repurchase agreements at the FHLB of New York (see Note 7).

At December 31, 2020 and 2019, securities held to maturity with a carrying value of $4,327,429 and $4,429,954 respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – LOANS

Loans are summarized as follows at December 31:

	2020	2019
Real estate:
Residential First Mortgage	$340,000,989	$384,296,405
Commercial and Multi-Family Real Estate	171,634,451	119,831,813
Construction	9,930,959	5,943,594
Commercial & Industrial	13,652,248	2,263,608
Consumer:
Home equity and other	24,713,380	26,837,971

Total loans	559,932,027	539,173,391

Allowance for loan losses	(2,241,174)	(2,016,174)
	$557,690,853	$537,157,217

The Bank has granted loans to officers and directors of the Bank.  At December 31, 2020 and 2019, such loans totaled approximately $748,662 and $779,790, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segments for the year ending December 31, 2020 and 2019:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Home Equity & Other	Commercial & Industrial	Total
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
Provision for loan losses (credit)	(154,000)	329,000	19,000	1,000	5,000	200,000
Loans charged-off	—	—	—	—	—	—
Recoveries	25,000	—	—	—	—	25,000

Total ending allowance balance	$1,254,174	$841,000	$45,000	$87,000	$14,000	$2,241,174

December 31, 2019
Allowance for loan losses:
Beginning balance	$1,266,175	$607,000	$9,000	$89,000	$5,000	$1,976,175
Provision for loan losses (credit)	77,000	(95,000)	17,000	(3,000)	4,000	—
Loans charged-off	—	—	—	—	—	—
Recoveries	39,999	—	—	—	—	39,999

Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – LOANS (Continue)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2020 and 2019:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Home Equity & Other	Commercial & Industrial	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,218,315	841,000	45,000	87,000	14,000	2,205,315

Total ending allowance balance	$1,254,174	$841,000	$45,000	$87,000	$14,000	$2,241,174

Loans:
Loans individually evaluated for impairment	$1,082,371	$223,352	$—	$19,044	$—	$1,324,767
Loans collectively evaluated for impairment	338,918,618	171,411,099	9,930,959	24,694,336	13,652,248	558,607,260

Total ending loans balance	$340,000,989	$171,634,451	$9,930,959	$24,713,380	$13,652,248	$559,932,027

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Home Equity & Other	Commercial & Industrial	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,347,315	512,000	26,000	86,000	9,000	1,980,315

Total ending allowance balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174

Loans:
Loans individually evaluated for impairment	$1,245,071	$229,490	$—	$19,533	$—	$1,494,094
Loans collectively evaluated for impairment	383,051,334	119,602,323	5,943,594	26,818,438	2,263,608	537,679,297

Total ending loans balance	$384,296,405	$119,831,813	$5,943,594	$26,837,971	$2,263,608	$539,173,391

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – LOANS (Continue)

Impaired loans as of and for the year ended December 31, 2020 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$904,730	$177,641
Commercial and Multi-Family	223,352	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,044	—
	$1,147,126	$177,641

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$922,950	$35,859
Commercial and Multi-Family	225,691	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,231	—

	$1,167,872	$35,859

Impaired loans as of and for the year ended December 31, 2019 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$1,066,071	$179,000
Commercial and Multi-Family	229,490	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,533	—

	$1,315,094	$179,000

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,237,479	$35,859
Commercial and Multi-Family	57,373	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	9,816	—

	$1,304,668	$35,859

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – LOANS (Continue)

Interest income recognized during impairment and cash-basis interest income recognized in both 2020 and 2019 was nominal.

The Bank has four residential loans totaling $750,035 and one commercial loan totaling $223,352 that were troubled debt restructurings (“TDRs”) as of December 31, 2020, with one residential loan having a specific reserve of $35,859.  The Bank had six residential loans totaling $1,250,741 that were troubled debt restructurings (“TDRs”) as of December 31, 2019, with one having a specific reserve of$35,859.  The Bank has not committed to lend additional amounts as of December 31, 2020 and 2019 to customers with outstanding loans that are classified as troubled debt restructurings.  There were no loans modified as TDRs during 2020. There were two loans modified as TDRs during 2019 totaling $408,490. There was one TDR and no TDRs in payment default within twelve months following the modification during the years ended December 31, 2020 and 2019, respectively.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of December 31, 2020 and 2019:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2020
Residential first mortgage	$673,539	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	19,044	—

Total	$692,583	$—

December 31, 2019
Residential first mortgage	$570,406	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	19,533	—

Total	$589,940	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – LOANS (Continue)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 and 2019, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Residential first mortgage	$—	$702,497	$24,628	$727,125	$339,273,864	$340,000,989
Commercial and Multi- Family	—	—	—	—	171,634,451	171,634,451
Construction	—	—	—	—	9,930,959	9,930,959
Commercial & Industrial	—	—	—	—	13,652,248	13,652,248
Home equity and other consumer	160,382	—	—	160,382	24,552,998	24,713,380

Total	$160,382	$702,497	$24,628	$887,507	$559,044,520	$559,932,027

December 31, 2019
Residential first mortgage	$—	$370,909	$—	$370,909	$383,925,496	$384,296,405
Commercial and Multi- Family	—	—	—	—	119,831,813	119,831,813
Construction	—	—	—	—	5,943,594	5,943,594
Commercial & Industrial	—	—	—	—	2,263,608	2,263,608
Home equity and other consumer	171,645	26,474	19,533	217,652	26,620,319	26,837,971

Total	$171,645	$397,383	$19,533	$588,561	$538,584,830	$539,173,391

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4 – LOANS (Continue)

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2020
Residential first mortgage	$338,786,939	$567,766	$646,284	$—
Commercial and Multi-Family	170,181,704	—	1,452,747	—
Construction	9,930,959	—	—	—
Commercial & Industrial	13,652,248	—	—	—
Home equity and other consumer	24,694,336	—	19,044	—

Total	$557,246,186	$567,766	$2,118,075	$—

December 31, 2019
Residential first mortgage	$382,840,124	$326,089	$1,130,192	$—
Commercial and Multi-Family	118,348,599	—	1,483,214	—
Construction	5,943,594	—	—	—
Commercial & Industrial	2,263,608	—	—	—
Home equity and other consumer	26,818,438	—	19,533	—

Total	$536,214,363	$326,089	$2,632,939	$—

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

	2020	2019
Land	$2,332,911	$1,465,600
Buildings and improvements	4,865,741	4,144,632
Furniture, fixtures and equipment	2,596,354	2,437,067
	9,795,006	8,047,299
Accumulated depreciation	(4,123,909)	(3,850,546)

	$5,671,097	$4,196,753

Depreciation expense was $272,562 and $295,865 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 – DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $81,138,052 and $81,414,691 at December 31, 2020 and 2019, respectively.

Officers and directors of the Bank have deposits at the Bank.  At December 31, 2020 and 2019, such deposits totaled approximately $2,857,000 and $2,463,000, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 6 – DEPOSITS (Continued)

The Bank had $54,191,000 and $52,137,000 of brokered deposits as of December 31, 2020 and 2019, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2020, are as follows:

2021	$232,737,820
2022	100,223,443
2023	15,847,770
2024	5,990,248
2025	1,549,413
2026	15,502

$356,364,196

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

There were short-term advances as of December 31, 2020 totaling $12,000,000 with a weighted average interest rate of 0.57% that mature within one year.  There were short-term advances as of December 31, 2019 totaling $11,000,000 with a weighted average interest rate of 2.49% that mature within one year.

Long-term advances at December 31 were as follows:

	Weighted Average Rate - 2020	2020	2019
Amortizing:
Maturing in:
2020	—	$—	$1,483,220
2021	—	—	—
2022	1.91%	1,600,877	2,609,264
2025	0.73%	9,690,043	—

	0.90%	$11,290,920	$4,092,484
Non-repo advances
Maturing in:
2020	—	—	16,000,000
2021	1.48%	23,000,000	14,000,000
2022	2.16%	28,000,000	28,000,000
2023	2.03%	21,000,000	18,000,000
2024	1.99%	6,000,000	6,000,000
2025	1.57%	3,000,000	—

	1.90%	$81,000,000	$82,000,000

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK (Continued)

At December 31, 2020 and 2019, securities held to maturity and available for sale with a carrying amount of $11,057,973 and $14,392,143, respectively, were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans at December 31, 2020 and 2019 amounting to $218,297,386 and $240,320,038, respectively.

The Bank had available additional borrowing potential of $123,217,630 and $155,429,450, with the FHLB as of December 31, 2020 and 2019, respectively. The Bank also had outstanding lines of credit of $51,000,000 with four correspondent banks as of December 31, 2020 and $51,000,000 as of December 31, 2019. There were no outstanding balances against these lines as of December 31, 2020 and 2019.

Payments over the next five years are as follows:

2021	$35,000,000
2022	29,600,877
2023	21,000,000
2024	6,000,000
2025	12,690,043

NOTE 8 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2020	2019
Current expense
Federal	$843,986	$635,066
State	430,625	301,665
	1,274,611	936,731
Deferred expense (benefit)
Federal	(572,520)	(103,071)
State	(264,786)	16,952
	(837,306)	(86,119)

	$437,305	$850,612

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31:

	2020	2019
Expected income tax expense at federal tax rate	$526,161	$688,490
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect	131,012	251,707
Bank Owned Life Insurance	(215,818)	(85,184)
Tax exempt interest, net	(10,679)	(18,785)
Other, net	6,629	14,384
	$437,305	$850,612

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 8 – INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2020	2019
Deferred tax assets:
Allowance for loan losses	$629,994	$566,747
Deferred compensation	706,899	572,622
Directors’ and officers’ retirement plans	146,077	166,400
Depreciation	13,952	-
Charitable Foundation Contribution	691,365
Other	26,694	14,337
	2,214,981	1,320,106
Deferred tax liabilities:
Depreciation	-	2,244
Loan fees/costs	537,069	456,933
Net unrealized gain on securities available for sale	39,324	43,752
	576,393	502,929
Net deferred tax asset	$1,638,588	$817,177

Included in retained earnings at December 31, 2020 and 2019, is approximately $2,558,000 in bad debt reserves for which no deferred income tax liabilities have been recorded.  The amount represents allocations of income to bad debt deductions for tax purposes only.  Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.  There were no unrecognized tax benefits at December 31, 2020 and 2019. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2020 and 2019.  The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey.  The Bank is no longer subject to federal and state examination by taxing authorities for years before 2017 and 2015 respectively.

NOTE 9 – BENEFIT PLANS

401(k) Plan: The Bank has a 401(k) retirement plan covering substantially all employees.  The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary.  In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions.  Bank contributions to the plan for the years ended December 31, 2020 and 2019 were $303,000 and $267,000, respectively.

Directors’ Retirement Plan:  The Bank has an unfunded, non-qualified pension plan (the “Plan”) to provide post-retirement benefits to each non-employee director (“director”) of the Bank.  The Monthly Retirement Benefit is 100% of a Director's average annual retainer paid over a three year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9 – BENEFIT PLANS (Continue)

The measurement dates used in the Plan valuations were December 31 for plan years 2020 and 2019, respectively.  The following table sets forth the Plan’s funded status at December 31, 2020 and 2019:

	2020	2019
Projected benefit obligation - beginning	$2,108,344	$2,001,330
Service cost	140,750	85,757
Interest cost	65,948	81,223
Actuarial (gain) loss	54,321	44,676
Annuity payments	(83,042)	(104,642)
Projected benefit obligation – ending	2,286,321	2,108,344

Changes in Plan assets
Employer contributions	83,042	104,642
Annuity payments	(83,042)	(104,642)

Funded status and accrued pension cost included in other liabilities	$2,286,321	$2,108,344

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2020	2019
Net actuarial loss	$143,831	$105,466
Prior service cost	294,367	400,535

	$438,198	$506,001

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2020	2019
Service cost	$140,750	$85,757
Interest cost	65,948	81,223
Amortization of unrecognized past service liability	124,353	116,377
Net periodic benefit cost	331,051	283,357

Net loss (gain)	54,321	44,676
Amortization of prior service cost	(124,353)	(116,377)
Total recognized in other comprehensive income	(70,032)	(71,701)

Total recognized in net periodic benefit cost and other comprehensive loss	$261,019	$211,656

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2020	2019
Discount rate	2.30%	3.10%

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9 – BENEFIT PLANS (Continue)

Weighted-average assumptions used to determine net periodic pension cost:

	2020	2019
Discount rate	2.30%	4.10%
Amortization period	4.9 years	5.9 years

At December 31, 2020, Plan related amounts totaling $438,198 (unrecognized past service liability of $294,367 plus unrecognized actuarial loss of $143,831) have been recorded, net of $123,223 in deferred income tax, in accumulated other comprehensive loss. For the year ended December 31, 2021, $128,126 of the unrecognized past service liability is expected to be included in net periodic plan cost.

At December 31, 2019, Plan related amounts totaling $506,001 (unrecognized past service liability of $400,535 plus unrecognized actuarial loss of $105,466) have been recorded, net of $142,235 in deferred income tax, in accumulated other comprehensive loss. For the year ended December 31, 2020, $124,353 of the unrecognized past service liability is expected to be included in net periodic plan cost.

The Monthly Retirement Benefit was changed from 100% of a director's average annual retainer paid over a three year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months to be 15% of the final three-year average annual compensation paid in twelve equal installments, up to a period of 120 months. The change in the Monthly Retirement Benefit had no material change on the financial statements.

For the year ended December 31, 2021, the Bank expects to contribute $83,042 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2021	$102,284
2022	163,641
2023	192,881
2024	200,562
2025 - 2027	769,265

Employee Stock Ownership Plan (“ESOP”): Effective upon the consummation of the Company's reorganization in January 2020, an ESOP was established for all eligible employees. The ESOP used $6.0 million in proceeds from a twenty year term loan obtained from the Company to purchase 515,775 shares of Company common stock. The term loan principal is payable in installments through January 2039. Interest on the term loan is fixed at a rate of 4.75%.

    Each year, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and is held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released form the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

    The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2020 was $218,714.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9 – BENEFIT PLANS (Continue)

The ESOP shares were as follows:

2020
Allocated shares	25,792
Unearned shares	489,983
Total ESOP shares	515,775
Fair value of unearned ESOP shares	$4,365,749

Supplemental Executive Retirement Plan (“SERP”): In 2014, the Bank adopted an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for the benefit of its senior officers. On May 20, 2016, the SERP was amended and restated as of January 1, 2016.  The SERP provides the Bank with the opportunity to supplement the retirement income of the President and CEO to achieve equitable wage replacement at retirement.

       As of December 31, 2020, the accrued SERP obligation was $666,809.  The expense was $150,774 during 2020.  At December 31, 2020, the amount recognized in accumulated other comprehensive loss was $81,300.  As of December 31, 2019, the accrued SERP obligation was $520,694.  The expense was $116,224 during 2019.  At December 31, 2019, the amount recognized in accumulated other comprehensive loss was $85,960.

NOTE 10 – REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  A capital conservation buffer of 2.5%, which was fully phased on January 1, 2019 resulted in the Bank effectively having the following minimum capital to risk-weighted assets ratios: a) 7.0% based on CET1; b) 8.5% based on tier 1 capital; and c) 10.5% based on total regulatory capital.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), are eligible to opt into a community bank leverage ratio (“CBLR”) framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 10 – REGULATORY CAPITAL MATTERS (Continue)

in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the PCA statutes

The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization.

The Company and the Bank elected to adopt the CBLR framework. As a qualifying community banking organization, the Company and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. In April 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the CARES Act, temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the CBLR, it will have a two-quarter grace period to satisfy the CBLR.

The Company and the Bank exclude accumulated OCI components from Tier 1 and Total regulatory capital.

The Company’s and the Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2020 and the Basel III rules at December 31, 2019 are presented in the tables below.

.

	Actual Capital		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2020
Tier 1 capital to average assets:
Consolidated	128,741	17.26	59,662	8.0
Bank	101,667	13.63	59,662	8.0

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Total capital to risk weighted assets	$77,308	17.8%	$34,831	8.0%	$43,539	10.0%
Tier 1 (Core) capital to risk weighted assets	75,292	17.3	26,123	6.0	34,831	8.0
Tier 1 Common Equity to risk weighted assets	75,292	17.3	19,592	4.5	28,300	6.5
Tier 1 (Core) capital To average assets	75,292	10.8	17,415	4.0	21,769	5.0

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31 is as follows:

	2020	2019
Fixed Rate
Residential mortgage loans	$8,524,000	$5,094,500
Commercial real estate	1,830,000	255,000
Commercial & Industrial	-	3,991,844
Home equity line of credit	2,135,000	-
	$12,489,000	$9,341,344

Variable Rate
Residential mortgage loans	$1,500,000	$992,000
Home equity loans	-	977,000
Commercial real estate	4,675,000	-

	$6,175,000	$1,969,000

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 2.99% to 4.00% and maturities ranging from 10 years to 30 years.

At December 31, 2020 and 2019, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $41,774,944 and $43,225,911, respectively.  At December 31, 2020 and 2019, undisbursed funds from approved lines of credit under a business line of credit program amounted to $427,827 and $421,135, respectively.  Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases.  Rent expense was $39,195 and $37,467 for 2020 and 2019, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Securities available for sale:
Corporate bonds	$6,399,056	$—	$6,399,056	$—
MBSs – residential	5,471,452	—	5,471,452	—
	$11,870,508	$—	$11,870,508	$—

December 31, 2019
Securities available for sale:
Corporate bonds	$6,910,857	$—	$6,910,857	$—
MBSs – residential	6,837,704	—	6,837,704	—
	$13,748,561	$—	$13,748,561	$—

No assets were measured at fair value on a non-recurring basis at December 31, 2020 and 2019.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2020 and December 31, 2019 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2020
Financial instruments -assets
Cash and cash equivalents	$80,386	$80,386	$80,386	$—	$—
Investment securities held-to- maturity	57,504	58,872	—	58,872	—
Loans	557,691	544,392	—	—	544,392
Financial instruments - liabilities
Certificates of deposit	356,364	359,465	—	359,465	—
NOW, money market and savings accounts	145,609	145,609		145,609
Borrowings	104,291	106,159	—	106,159	—

December 31, 2019
Financial instruments -- assets
Cash and cash equivalents	$127,863	$127,863	$127,583	$—	$—
Investment securities held-to- maturity	56,093	56,582	—	56,582	—
Loans	537,157	538,029	—	—	530,956
Financial instruments - liabilities
Certificates of deposit	400,181	400,581	—	402,513	—
NOW, money market and savings accounts	97,568	97,568		97,568
Borrowings	97,092	96,892	—	96,892	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents.  With the adoption of the fair value standard, the fair value of financial instruments is determined using an exit price methodology.  Certificates of deposits fair value is estimated by using a discounted cash flow approach.   Fair value of FHLB advances is based on current rates for similar financing.  The fair value of off-balance sheet items is not considered material.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows:

	2020	2019
Net unrealized gain of securities available for sale	$139,893	$155,644
Tax effect	(39,324)	(43,752)
Net of tax amount	100,569	111,892

Benefit plans adjustments	(519,662)	(591,960)
Tax effect	146,080	166,403
Net of tax amount	(373,582)	(425,557)

Accumulated other comprehensive loss	$(273,013)	$(313,665)

NOTE 14 – SUBSEQUENT EVENT

On February 28, 2021, Bogota Financial Corp., the holding company for Bogota Savings Bank completed its acquisition of Gibraltar Bank.  Based on February 28, 2021 financial information, Gibraltar Bank had approximately $106 million in assets, $82 million in deposits and $14 million in total equity.  In addition, as part of the transaction, the Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC. The conversion and consolidation of data processing platforms, systems and customer files is expected to occur on or about August 16, 2021.

During the second quarter of 2021, the Bank will be opening a new branch in Hasbrouck Heights, New Jersey.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2020.

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

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

The information required by this Item is incorporated herein by reference to the Section captioned “Proposal 2—Approval of the Bogota Financial Corp. 2021 Equity Incentive Plan.”

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

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3 – Ratification of the Appointment of Independent Registered Public Accountants” of the Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

3.2

Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

4.1

Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

4.6

Description of Bogota Financial Corp.’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on March 30, 2020)

10.1

Employment Agreement between Bogota Savings Bank and Joseph Coccaro (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020) †

10.2

Change in Control Agreement between Bogota Savings Bank and Brian McCourt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020)†

10.3

Change in Control Agreement between Bogota Savings Bank and Kevin Pace (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020)†

10.4

Bogota Savings Bank Director’s Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

10.5

Bogota Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

10.6

Form of Bogota Savings Bank Executive Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL:  (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

________________

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: March 26, 2021	By:	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph Coccaro	President, Chief Executive Officer and Director	March 26, 2021
Joseph Coccaro	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 26, 2021
Brian McCourt	(Principal Financial Officer)

/s/ Steven M. Goldberg	Chairman of the Board	March 26, 2021
Steven M. Goldberg

/s/ Bruce Dexter	Director	March 26, 2021
Bruce Dexter

/s/ Gary Gensheimer	Director	March 26, 2021
Gary Gensheimer

/s/ John Masterson	Director	March 26, 2021
John Masterson

/s/ John G. Reiner	Director	March 26, 2021
John G. Reiner