Form 10-Q
period 2021-03-31
Bogota Financial Corp.
filed 2021-05-14
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 14,425,441 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Cash and due from banks	$6,365,160	$5,957,564
Interest-bearing deposits in other banks	119,615,065	74,428,175
Cash and cash equivalents	125,980,225	80,385,739
Securities available for sale	11,581,122	11,870,508
Securities held to maturity (fair value of $61,002,894 and $58,872,451, respectively)	60,442,805	57,504,443
Loan held for sale	3,494,685	—
Loans, net of allowance of $2,182,174 and $2,241,174, respectively	606,256,792	557,690,853
Premises and equipment, net	7,147,170	5,671,097
Federal Home Loan Bank (FHLB) stock and other restricted securities	6,114,000	5,928,100
Accrued interest receivable	3,002,984	2,855,425
Core deposit intangibles	400,000	—
Bank owned life insurance	17,005,303	16,915,637
Other assets	2,461,213	2,083,076
Total Assets	$843,886,299	$740,904,878
Liabilities and Equity
Liabilities
Non-interest bearing	$34,855,515	$27,061,629
Interest bearing	549,559,379	474,911,402
Total Deposits	584,414,894	501,973,031
FHLB advances	107,841,368	104,290,920
Advance payments by borrowers for taxes and insurance	3,564,260	2,560,089
Other liabilities	4,987,627	3,612,762
Total liabilities	700,808,149	612,436,802
Commitments and Contingencies-see note 5
Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020.	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,425,441 issued and outstanding at March 31, 2021 and 13,157,525 at December 31, 2020	144,254	131,575
Additional Paid-In capital	68,448,042	56,975,187
Retained earnings	80,366,044	77,359,737
Unearned ESOP shares (485,660 at March 31, 2021 and 489,983 shares at December 31, 2020)	(5,650,109)	(5,725,410)
Accumulated other comprehensive loss	(230,081)	(273,013)
Total stockholders’ equity	143,078,150	128,468,076
Total liabilities and stockholders’ equity	$843,886,299	$740,904,878

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
	2021	2020
	(unaudited)
Interest income
Loans	$5,464,961	$5,097,251
Securities
Taxable	673,547	431,053
Tax-exempt	12,585	11,661
Other interest-earning assets	123,004	377,363
Total interest income	6,274,097	5,917,328
Interest expense
Deposits	1,263,682	2,316,321
FHLB advances	431,125	517,072
Total interest expense	1,694,807	2,833,393
Net interest income	4,579,290	3,083,935
(Credit) Provision for loan losses	(59,000)	25,000
Net interest income after (credit) provision for loan losses	4,638,290	3,058,935
Non-interest income
Fees and service charges	52,527	19,717
Gain on Sale of Loans	236,037	—
Bargain Purchase gain	1,933,397	—
Bank owned life insurance	89,666	99,711
Other	6,979	1,954
Total non-interest income	2,318,606	121,382
Non-interest expense
Salaries and employee benefits	1,538,920	1,257,598
Occupancy and equipment	266,479	169,540
FDIC insurance assessment	45,000	45,000
Data processing	208,309	146,025
Core conversion costs	360,000	—
Advertising	60,000	59,634
Director fees	198,239	186,281
Professional fees	258,917	132,333
Merger fees	318,265	—
Contribution to Charitable Foundation	—	2,881,500
Other	178,317	194,703
Total non-interest expense	3,432,446	5,072,614
Income (loss) before income taxes	3,524,450	(1,892,297)
Income tax (benefit) expense	518,143	(554,714)
Net income (loss)	$3,006,307	$(1,337,583)
Earnings (loss)per Share	$0.23	$(0.13)
Weighted average shares outstanding	13,107,593	10,699,272

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended March 31,
	2021	2020
	(unaudited)
Net income (loss)	$3,006,307	$(1,337,583)
Other comprehensive income (loss):
Unrealized gains/losses on securities available for sale:
Unrealized holding (loss) gain arising during the period	16,068	(196,731)
Tax effect	(4,517)	55,301
Net of tax	11,551	(141,430)
Defined benefit retirement plans:
Net gain arising during the period including changes in assumptions	—	935
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	43,652	37,869
Tax effect	(12,271)	(10,906)
Net of tax	31,381	27,898
Total other comprehensive income (loss)	42,932	(113,532)
Comprehensive income (loss)	$3,049,239	$(1,451,115)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2020	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Net loss	—	—	—	(1,337,583)	—	—	(1,337,583)
Other comprehensive loss	—	—	—	—	(113,532)	—	(113,532)
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	—	(6,022,899)	(6,022,899)
Balance March 31, 2020	13,157,525	$131,575	$57,053,962	$73,953,929	$(427,197)	$(6,022,899)	$124,689,370

Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(273,013)	$(5,725,410)	$128,468,076
Net Income	—	—	—	3,006,307	—	—	3,006,307
Other comprehensive income	—	—	—	—	42,932	—	42,932
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
ESOP Shares released			(14,466)			75,301	60,835
Balance March 31, 2021	14,425,441	$144,254	$68,448,042	$80,366,044	$(230,081)	$(5,650,109)	$143,078,150

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$3,006,307	$(1,337,583)
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	(1,933,397)	—
(Credit) provision for loan losses	(59,000)	25,000
Depreciation of premises and equipment	69,966	70,170
Amortization of deferred loan fees	210,063	121,763
Amortization of premiums and accretion of discounts on securities, net	52,278	27,512
Deferred income tax(benefit) expense	350,680	(809,990)
Contribution to charitable foundation	—	2,631,500
Gain on sale of loans	(236,037)	—
Proceeds from sale of loans	6,269,562
Increase in cash surrender value of bank owned life insurance	(89,666)	(99,710)
Employee stock ownership plan expense	60,835	—
Changes in:
Accrued interest receivable	155,368	(47,097)
Net changes in other assets	67,006	1,107,431
Net changes in other liabilities	971,930	669,188
Net cash provided by operating activities	8,895,895	2,358,184
Cash flows from investing activities
Purchases of securities held to maturity	(7,090,519)	(2,550,000)
Maturities, calls, and repayments of securities available for sale	253,175	282,109
Maturities, calls, and repayments of securities held to maturity	11,194,107	7,219,105
Net increase in loans	18,518,194	(7,791,108)
Loans purchased	—	(1,869,667)
Net cash acquired in merger	19,393,090	—
Purchases of premises and equipment	(117,678)	(36,490)
Purchase of FHLB Stock	—	(133,100)
Redemption of FHLB stock	417,600	47,900
Net cash provided by (used in) investing activities	42,567,969	(4,831,251)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) continued

	For the three months ended March 31,
	2021	2020
Cash flows from financing activities net of effects of business combinations
Net increase (decrease) in deposits	496,385	(20,143,435)
Net decrease in short-term FHLB advances	(9,000,000)	(3,000,000)
Proceeds from long-term FHLB non-repo advances	3,000,000	6,000,000
Repayments of long-term FHLB non-repo advances	(723,273)	(774,259)
Loan to ESOP	—	(6,022,899)
Stock offering expenses	—	(1,973,312)
Return of unfilled stock offering subscriptions	—	(41,505,998)
Common stock issuance	—	7,683,507
Net increase in advance payments from borrowers for taxes and insurance	357,510	57,853
Net cash used in financing activities	(5,869,378)	(59,678,543)
Net increase (decrease) in cash and cash equivalents	45,594,486	(62,151,610)
Cash and cash equivalents at beginning of year	80,385,739	127,862,559
Cash and cash equivalents at March 31	$125,980,225	$65,710,949
Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$—	$48,843,842
Income taxes paid	$—	$—
Interest paid	$1,673,840	$2,851,923

Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$87,352,754	$—
Fair value of liabilities assumed	$93,312,447	$—

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

Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at March 31, 2021 and December 31, 2020.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from customers in New Jersey.  The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances.  The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share resulting in net proceeds of $54.6 million after $2.0 million of expenses.  In connection with the reorganization, the Company also issued 263,150 shares of common stock and contributed $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and issued 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company.  Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

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

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net income (loss)	$3,006,307	$(1,337,583)
Basic earnings per share:
Weighted average shares outstanding - basic	13,107,593	10,699,272
Basic earnings (loss) per share	$0.23	$(0.13)

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

Risks and Uncertainties: On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and will continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these COVID-19-related conditions, including estimates regarding expected credit losses on loans receivable and other-than-temporary impairment of investment securities.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Savings Bank at and for the year ended December 31, 2020.

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

The effective date of ASU 2016-13 for the Company is the fiscal year beginning on January 1, 2023 and interim periods within those fiscal years.  The Company does not plan to early adopt, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

NOTE 2- ACQUISITION OF GIBRALTAR BANK

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. Pursuant to the terms of the Merger Agreement, Gibraltar Bank merged with and into Bogota Savings Bank, with the Bogota Savings Bank as the surviving entity. Under the terms of the merger agreement, depositors of Gibraltar Bank became depositors of the Bank and have the same rights and privileges in Bogota Financial MHC as if their accounts had been established at the Bank on the date established at Gibraltar Bank. The Company issued 1,267,916 shares of its common stock to Bogota MHC.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of February 28, 2021 based on management’s best estimate using the information available as of the merger date.  The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $1.9 million and a core deposit intangible of $400,000.

Merger-related expenses of $318,000 for 2021 and $146,000 for 2020 are recorded in the Consolidated Statements of Income and are expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the Gibraltar Bank, at their estimated fair values as of the closing date of the transaction:

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As recorded by Gibraltar Bank	Fair value adjustments		As recorded at acquisition
Consideration paid				$11,500,000
Assets Acquired
Cash and cash equivalents	$19,393,090	$—		$19,393,090
Securities held to maturity	7,250,000	(208,051)	(a)	7,041,949
Federal Home Loan Bank stock and other restricted stock	603,500	—		603,500
Loans receivable	77,683,903	(920,497)	(b)	76,763,406
Allowance for loan loss	(640,232)	640,232	(c )	—
Accrued interest receivable	302,927	—		302,927
Premises and equipment, net	348,714	1,079,647	(d)	1,428,361
Core deposit intangible	—	400,000	(e )	400,000
Deferred taxes	913,303	(184,973)	(f)	728,330
Other assets	362,636	(278,355)	(g)	84,281
Total assets acquired	$106,217,841	$528,003		$106,745,844

Liabilities assumed
Deposits	$81,558,612	$386,865	(h)	$81,945,477
Borrowings	10,000,000	273,721	(i)	10,273,721
Advance payments by borrowers for taxes and insurance	646,661	—		646,661
Accrued expenses and other liabilities	446,588	—		446,588
Total liabilities assumed	$92,651,861	$660,586		$93,312,447
Net assets acquired				$13,433,397
Bargain purchase gain recorded at merger				1,933,397

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustments on investment securities.
(b)	Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the reversal of deferred fees/costs and premiums.

(c)	Represents the elimination of Gibraltar Bank allowance for loan losses.
(d)

Represents the fair value adjustments to reflect the fair value of land and buildings and premises and equipment,

which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

(e)

Represents the intangible assets recorded to reflect the fair value of core deposits.

The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(g)	Represents an adjustment to other assets acquired.
(h)	Represents fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.

(i)	Represents FHLB borrowing calculation to prepay borrowings, which will be treated as a reduction of interest expense

The fair value of loans acquired from Gibraltar Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Gibraltar’s Bank allowance for loan losses associated with the loans that were acquired.  The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method.  The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. Due to the complexity in valuing the assets acquired and liabilities assumed, and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

estimates are based on the information available and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

The fair value of purchased financial assets with credit impairment was $6.1 million on the date of acquisition.  The gross contractual amounts receivable relating to the purchased financial assets with the credit impairment was $6.7 million.

The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.  The fair value of borrowings was based on the FHLB calculation to prepay borrowings with associated penalties.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Corporate bonds due in:
One through five years	$6,366,473	$35,267	$(1,005)	$6,400,735
Five through ten years	—	—	—	—
MBSs – residential	5,058,688	123,716	(2,017)	5,180,387
Total	$11,425,161	$158,983	$(3,022)	$11,581,122

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,001,354	$954	$—	$1,002,308
One through five years	5,369,527	31,407	(4,186)	5,396,748
Five through ten years	—	—	—	—
MBSs – residential	5,359,734	114,426	(2,708)	5,471,452
Total	$11,730,615	$146,787	$(6,894)	$11,870,508

All of the mortgaged-backed securities MBS’s are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the three months ended March 31, 2021 and March 31, 2020.

The age of unrealized losses and the fair value of related securities as of March 31, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Corporate bonds	$—	$—	$1,004,863	$(1,007)	$1,004,863	$(1,007)
MBSs – residential	154,687	(530)	112,655	(1,485)	267,342	(2,015)
Total	$154,687	$(530)	$1,117,518	$(2,492)	$1,272,205	$(3,022)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$—	$—	$2,005,441	$(4,186)	$2,005,441	$(4,186)
MBSs – residential	271,340	(2,708)	-	-	271,340	(2,708)
Total	$271,340	$(2,708)	$2,005,441	$(4,186)	$2,276,781	$(6,894)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.  At March 31, 2021, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at March 31, 2021.  At March 31, 2021 and December 31, 2020, securities available for sale with a carrying value of $200,171 and $214,229, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2021
U.S. Government-sponsored agencies due in:
More than ten years	$2,000,439	$—	$(439)	$2,000,000
Corporate bonds due in:
Five through ten years	12,672,024	408,034	(64,463)	13,015,595
Municipal obligations due in:
One through five years	3,818,767	29,391	—	3,848,158
Five through ten years	375,000	25,043	—	400,043
MBSs:
Residential	17,822,528	117,631	(371,643)	17,568,516
Commercial	23,754,047	628,396	(211,861)	24,170,582
Total	$60,442,805	$1,208,495	$(648,406)	$61,002,894

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,501,179	$13,616	$—	$1,514,795
One through five years	8,635,831	221,716	(2,520)	8,855,027
Municipal obligations due in:
Less than one year	2,764,079	4,944	(141)	2,768,882
One through five years	1,057,609	30,492	—	1,088,101
Five through ten years	375,000	32,201	—	407,201
MBSs:
Residential	11,906,884	144,863	(15,440)	12,036,307
Commercial	31,263,861	997,319	(59,042)	32,202,138
Total	$57,504,443	$1,445,151	$(77,143)	$58,872,451

All of the MBS are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2021
Corporate Bonds	$4,622,644	$(64,463)	$—	$—	$4,622,644	$(64,463)
U.S. Government-sponsored agencies	2,000,000	(439)	—	—	2,000,000	(439)
MBSs – residential	8,109,272	(370,378)	92,383	(1,265)	8,201,655	(371,643)
MBSs – commercial	6,278,731	(211,861)	—	—	6,278,731	(211,861)
Total	$21,010,647	$(647,141)	$92,383	$(1,265)	$21,103,030	$(648,406)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2020
Corporate Bonds	$747,480	$(2,520)	$—	$—	$747,480	$(2,520)
Municipal Bonds	1,436,454	(141)	—	—	1,436,454	(141)
MBSs – residential	2,403,485	(15,440)	—	—	2,403,485	(15,440)
MBSs – commercial	2,652,666	(59,042)	—	—	2,652,666	(59,042)
Total	$7,240,085	$(77,143)	$—	$—	$7,240,085	$(77,143)

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

At March 31, 2021 and December 31, 2020, securities held to maturity with a carrying amount of $8,774,302 and $11,057,973, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York.

At March 31, 2021 and December 31, 2020, securities held to maturity with a carrying value of $4,107,705 and $4,327,429, respectively were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS

Loans are summarized as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Real estate:
Residential	$368,854,000	$340,000,989
Commercial and multi-family real estate	190,267,098	171,634,451
Construction	12,605,419	9,930,959
Commercial and industrial	11,709,817	13,652,248
Consumer:
Home equity and other	28,497,317	24,713,380
Total loans	611,933,651	559,932,027
Allowance for loan losses	(2,182,174)	(2,241,174)
Net loans	$609,751,477	$557,690,853

The Bank has granted loans to officers and directors of the Bank.  At March 31, 2021 and December 31, 2020, such loans totaled approximately $791,102 and $748,662, respectively.

         As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million.  The Bank is participating in the second round of PPP loans and during the first quarter of 2021, the Bank received and processed 46 applications totaling $5.7 million.  All outstanding PPP loans are included in the table above under commercial and industrial loans.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2021 and 2020.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
Three months March 31, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$87,000	$14,000	$2,241,174
(Credit) provision for loan losses	(68,500)	8,000	3,000	(1,000)	(500)	(59,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,185,674	$849,000	$48,000	$86,000	$13,500	$2,182,174
March 31,2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$86,000	$9,000	$2,016,174
(Credit) provision for loan losses	(72,000)	77,000	5,000	6,000	9,000	25,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,311,174	$589,000	$31,000	$92,000	$18,000	$2,041,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2021 and December 31, 2020:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Consumer	Commercial and Industrial	Total
March 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,149,815	849,000	48,000	86,000	13,500	2,146,315
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,185,674	$849,000	$48,000	$86,000	$13,500	$2,182,174
Loans:
Loans individually evaluated for impairment	$1,113,051	$221,717	$—	$18,917	$—	$1,353,685
Loans collectively evaluated for impairment	362,998,443	188,587,101	12,605,419	28,432,900	11,709,817	604,333,680
Loans acquired with deteriorated credit quality	4,742,506	1,458,280	—	45,500	—	6,246,286
Total ending loan balance	$368,854,000	$190,267,098	$12,605,419	$28,497,317	$11,709,817	$611,933,651
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,218,315	841,000	45,000	87,000	14,000	2,205,315
Total ending allowance balance	$1,254,174	$841,000	$45,000	$87,000	$14,000	$2,241,174
Loans:
Loans individually evaluated for impairment	$1,082,371	$223,352	$—	$19,044	$—	$1,324,767
Loans collectively evaluated for impairment	338,918,618	171,411,099	9,930,959	24,694,336	13,652,248	558,607,260
Total ending loan balance	$340,000,989	$171,634,451	$9,930,959	$24,713,380	$13,652,248	$559,932,027

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the three months ended March 31, 2021 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$935,685	$177,366	$35,859
Commercial and Multi-Family	221,717	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	18,917	—	—
	$1,176,319	$177,366	$35,859

Average Of individually Impaired loans for the
Three months ended March 31, 2021
Residential first mortgages	$1,217,094
Commercial and Multi-Family	222,534
Construction	—
Commercial & Industrial	—
Home equity & other consumer	18,980
$1,458,608

Impaired loans as of and for the year ended December 31, 2020 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$904,730	$177,641	$35,859
Commercial and Multi-Family	223,352	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,044	—	—
	$1,147,126	$177,641	$35,859

Average Of individually Impaired loans for the
Three months ended March 31, 2020
Residential first mortgages	$1,231,715
Commercial and Multi-Family	—
Construction	—
Commercial & Industrial	—
Home equity & other consumer	9,866
$1,241,581

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The Bank has four residential loans totaling $744,447 and one commercial loan totaling $221,717 that were troubled debt restructurings (“TDRs”) as of March 31, 2021, with one loan totaling $177,366 with a specific reserve of $35,859. At December 31, 2020, the Bank had four residential loans totaling $750,035 and one commercial loan totaling $223,352 that were TDRs and one loan with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of March 31, 2021 and December 31, 2020 to customers with outstanding loans that are classified as TDRs.  There were no loans modified as TDRs during the three-month periods ended March 31, 2021 or 2020.  There were no TDRs in payment default within twelve months following the modification during the three months ended March 31, 2021 and 2020.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest income recognized on impaired loans for the three months ended March 31, 2021 and March 31, 2020 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of March 31, 2021 and December 31, 2020:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
March 31, 2021
Residential	$946,919	$—
Commercial and multi-family	—	—
Consumer	18,917	—
Total	$965,836	$—

December 31, 2020
Residential	$673,539	$—
Commercial and multi-family	—	—
Consumer	19,044	—
Total	$692,583	$—

The Bank had no other real estate owned at either March 31, 2021 or December 31, 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2021
Residential	$578,952	$864,848	$301,468	$1,745,268	$367,108,732	$368,854,000
Commercial and multi-family	—	—	—	—	190,267,098	190,267,098
Construction	—	—	—	—	12,605,419	12,605,419
Commercial and industrial	—	—	—	—	11,709,817	11,709,817
Consumer	334,283	158,576	—	492,859	28,004,458	28,497,317
Total	$913,235	$1,023,424	$301,468	$2,238,127	$609,695,524	$611,933,651

December 31, 2020
Residential	$—	$702,497	$24,628	$727,125	$339,273,864	$340,000,989
Commercial and multi-family	—	—	—	—	171,634,451	171,634,451
Construction	—	—	—	—	9,930,959	9,930,959
Commercial and industrial	—	—	—	—	13,652,248	13,652,248
Home Equity & Consumer	160,382	—	—	160,382	24,552,998	24,713,380
Total	$160,382	$702,497	$24,628	$887,507	$559,044,520	$559,932,027

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
March 31, 2021
Residential	$367,117,810	$472,320	$1,263,870	$—	$368,854,000
Commercial and multi-family	188,226,646	—	2,040,452	—	190,267,098
Construction	12,605,419	—	—	—	12,605,419
Commercial and industrial	11,709,817	—	—	—	11,709,817
Consumer	28,478,400	—	18,917	—	28,497,317
Total	$608,138,092	$472,320	$3,323,239	$—	$611,933,651

December 31, 2020
Residential	$338,786,939	$567,766	$646,284	$—	$340,000,989
Commercial and multi-family	170,181,704	—	1,452,747	—	171,634,451
Construction	9,930,959	—	—	—	9,930,959
Commercial and industrial	13,652,248	—	—	—	13,652,248
Consumer	24,694,336	—	19,044	—	24,713,380
Total	$557,246,186	$567,766	$2,118,075	$—	$559,932,027

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Commitments and Contingencies (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, loans at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Fixed Rate
Residential mortgage loans	$8,700,200	$8,524,000
Commercial real estate	—	1,830,000
Commercial and industrial	—	—
Construction	—	—
Home equity	30,000	2,135,000
Total	$8,730,200	$12,489,000

	March 31, 2021	December 31, 2020
Variable Rate
Residential mortgage loans	$—	$1,500,000
Commercial real estate	1,695,000	4,675,000
Construction	—	—
Home equity	1,109,250	—
Total	$2,804,250	$6,175,000

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 2.990% to 4.375% and maturities ranging from 10 years to 30 years.

At March 31, 2021 and December 31, 2020, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to $46,603,606 and $41,774,944, respectively.  At March 31, 2021 and December 31, 2020, undisbursed funds from approved lines of credit under a business line of credit program amounted to $414,598 and $427,827, respectively.  Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $25,751 and $9,629 for the three months ended March 31, 2021 and 2020, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021
Securities available for sale:
Corporate bonds	$6,400,735	$—	$6,400,735	$—
MBSs - residential	5,180,387	—	$5,180,387	—
	$11,581,122	$—	$11,581,122	$—
As of December 31, 2020
Securities available for sale:
Corporate bonds	$6,399,056	$—	$6,399,056	$—
MBSs - residential	5,471,452	—	5,471,452	—
	$11,870,508	$—	$11,870,508	$—

There were no transfers between level 1 and level 2 during the nine months ended March 31, 2021 and December 31, 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at March 31, 2021 and December 31, 2020, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2021
Financial instruments - assets
Cash and due from banks	$125,980	$125,980	$125,980	$—	$—
Investment securities held-to-maturity	60,443	61,003	—	61,003	—
Loans	606,257	602,905	—	—	602,905
Financial instruments - liabilities
Certificates of deposit	385,938	388,870	—	388,870	—
Borrowings	107,840	109,425	—	109,425	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2020
Financial instruments - assets
Cash and due from banks	$80,386	$80,386	$80,386	$—	$—
Investment securities held-to-maturity	57,504	58,872	—	58,872	—
Loans	557,691	544,392	—	—	544,392
Financial instruments - liabilities
Certificates of deposit	356,364	359,465	—	359,465	—
Borrowings	104,291	106,159	—	106,159	—

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three months ended March 31, 2021 and 2020 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months March 31, 2021
Beginning balance at January 1, 2021	$100,569	$(373,582)	$(273,013)
Other comprehensive gain	11,551	31,381	42,932
Amounts reclassified	—	—	—
Net period comprehensive income	11,551	31,381	42,932
Ending balance	$112,120	$(342,201)	$(230,081)

March 31, 2020
Beginning balance at January 1, 2020	$111,892	$(425,557)	$(313,665)
Other comprehensive loss before reclassification	(141,430)	27,898	(113,532)
Amounts reclassified	—	—	—
Net period comprehensive loss	(141,430)	27,898	(113,532)
Ending balance	$(29,538)	$(397,659)	$(427,197)

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

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

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2021 and for the three months ended March 31, 2021 and March 31, 2020 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

•

if the economy is unable to substantially reopen or remain open, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

Acquisition of Gibraltar

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. As a part of the transaction, the Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC.  The conversion and consolidation of data processing platforms, systems and customer files is expected to occur on or about August 16, 2021.

As of February 28, 2021, Gibraltar had $106.2 million of assets, gross loans of $77.7 million and deposits of $81.6 million and operated from three offices located in Newark, Oak Ridge and Parsippany, New Jersey in Morris and Essex Counties.

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the unaudited consolidated financial statements included with our Annual Report on Form 10-K at and for the year ended December 31, 2020.  Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change.  Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.  Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.  Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

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

COVID-19

COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations. The pandemic caused significant disruption in the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates.

Congress, the President and the banking regulators have taken several actions designed to cushion the economic fallout, including enactment of the Coronavirus Aid Relief and Economic Security (“CARES”) Act at the end of March 2020. The goal of the CARES Act is to prevent severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. On December 27, 2020, the 2021 Consolidated Appropriations Act, which was enacted as part of an omnibus spending bill for the 2021 federal fiscal year, included provisions intended to provide additional aid to those impacted by the pandemic. In addition to the general impact of COVID-19, certain provisions of the CARES Act, the 2021 Consolidated Appropriations Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

As of March 31, 2021, the Bank had granted $67.9 million of loan modifications, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments.  These short-term loan modifications were treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest. Of the 172 loans to which loan modifications were granted only five loans have requested additional deferrals as of March 31, 2021.  The five loans still on deferral represents $708,000 or 0.1% of net loans, all of which are within the one-to-four family residential real estate portfolio.

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

The Company is also providing assistance to individuals and small business clients directly impacted by the COVID-19 pandemic by allowing borrowers to modify their loans. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for the COVID-19 modifications. Loans that were modified due to COVID-19 will not be classified as a troubled debt restructurings (“TDR”). As of March 31, 2021, the Bank had approved loan modifications for 11.6% of the total loan portfolio allowing borrowers to defer principal and/or interest payments. Of the 172 loans to which loan modifications were granted only five loans have requested additional deferrals as of March 31, 2021.  The five loans still on deferral represents $708,000 or 0.1% of net loans and all the loans, all of which are within the one-to-four family residential real estate portfolio.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (“PPP”). PPP loans will have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The 2021 Consolidated Appropriations Act signed into law on December 27, 2020, approved an additional $286,000,000 for PPP loans.

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”).  During 2020, the Bank received and processed 113 PPP applications totaling $10.5 million.  The Bank is participating in the second round of PPP loans and during the first quarter of 2021, the Bank received and processed 46 PPP applications totaling $5.7 million.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets.  Total assets increased $103.0 million, or 13.9%, to $843.9 million from December 31, 2020 primarily due to acquiring $106.0 million in assets from the Gibraltar Bank acquisition. The increase in assets reflected a $45.6 million, or 56.7%, increase in cash and cash equivalents to $126.0 million, a $2.9 million, or 5.1%, increase in securities held-to-maturity and a $52.1 million, or 9.3%, increase in loans.

Cash and Cash Equivalents.  Total cash and cash equivalents increased $45.6 million, or 56.7%, to $126.0 million at March 31, 2021 from $80.4 million at December 31, 2020.  The increase was primarily due to $19.3 million in cash from the Gibraltar Bank acquisition, $19.6 million in repayments of residential loans and the sale of $6.3 million of residential loans.

Securities Available for Sale.  Total securities available for sale decreased $289,000, or 2.4%, to $11.6 million at March 31, 2021 from $11.9 million at December 31, 2020.  The decrease was due to maturities of mortgage-backed securities.

Securities Held to Maturity.  Total securities held to maturity increased $2.9 million, or 5.1%, to $60.4 million at March 31, 2021 from $57.5 million at December 31, 2020, primarily to $7.1 million in purchases of securities and $7.0 million of securities acquired from Gibraltar Bank, which was offset by repayments in mortgage-backed securities. The increase in securities held to maturity reflected a $2.5 million increase in corporate bonds, offset by a $2.0 million decrease in U.S. government agency obligations and a $1.6 million decrease in mortgage-backed securities.

Net Loans.  Net loans increased $52.1 million, or 9.3%, to $609.8 million at March 31, 2021 from $557.7 million at December 31, 2020.  The increase was due to a $18.6 million, or 10.9%, increase in commercial and multi-family real estate loans to $190.3 million at March 31, 2021 from $171.6 million at December 31, 2020, an increase of $28.9 million, or 8.5% in one- to-four residential real estate loans to $368.9 million at March 31, 2021 from $340.0 million  at December 31, 2020, an increase of $2.7 million, or 26.9%, in construction real estate loans to $12.6 million at March 31, 2021 from $9.9 million at December 31, 2020, an increase of $3.8 million or 15.3% in consumer loans to $28.5 million at March 31, 2021 from $24.7 million at December 31, 2020, partially offset by a decrease of $1.9 million, or 14.2%, in commercial and industrial loans to $11.7 million at March 31, 2021 from $13.7 million as of December 31, 2020. The increase in loans was primarily due to the $76.8 million of loans acquired from Gibraltar Bank, which offset by residential loan pay downs and the sale of $6.3 million of residential loans.  The decrease in commercial and industrial loans was due to the forgiveness and repayment of $7.9 million of PPP loans that were originated in 2020.

Deposits.  Total deposits increased $82.4 million, or 16.4%, to $584.4 million at March 31, 2021 from $502.0 million at December 31, 2020.  The increase in deposits reflected an increase in interest bearing deposits of $74.6 million, or 15.7%, to $549.6 million as of March 31, 2021 from $474.9 million at December 31, 2020 and an increase in non-interest bearing deposits of $7.8 million, or 28.8%, to $34.9 million as of March 31, 2021 from $27.1 million as of December 31, 2020. The increases are primarily due to the $81.4 million of deposits acquired from Gibraltar Bank.

At March 31, 2021, municipal deposits totaled $26.6 million, which represented 4.4% of total deposits, and brokered deposits totaled $53.2 million, which represented 9.1% of total deposits.  At December 31, 2020, municipal deposits totaled $37.6 million, which represented 7.5% of total deposits, and brokered deposits totaled $54.2 million, which represented 10.8% of total deposits.

Borrowings.  Federal Home Loan Bank of New York borrowings increased $3.6 million, or 3.4%, to $107.8 million at March 31, 2021 from $104.3 million at December 31, 2020, as $10.3 million of borrowings was assumed from Gibraltar Bank, offset by maturities of $6.4 million of FHLB advances. The weighted average rate of borrowings was 1.75% and 1.64% as of March 31, 2021 and December 31, 2020, respectively.

Total Equity.  Stockholders’ equity increased $14.6 million to $143.1 million, primarily due to the $11.5 million of stock issued from the merger and the $3.0 million of net income for the three months ended March 31, 2021. At March 31, 2021, the Company’s ratio of average stockholders’ equity-to-total assets was 17.25%, compared to 16.97% at December 31, 2020.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$88,314	$49	0.23%	$78,260	$282	1.44%
Loans	574,071	5,465	3.81%	540,814	5,097	3.77%
Securities	74,842	686	3.72%	66,749	443	2.65%
Other interest-earning assets	6,039	74	4.97%	5,733	95	6.67%
Total interest-earning assets	743,266	6,274	3.42%	691,556	5,917	3.43%

Non-interest-earning assets	32,171			28,007
Total assets	$775,437			$719,563
Liabilities and equity:
NOW and money market accounts	$90,461	$109	0.49%	$47,707	$132	1.11%
Savings accounts	41,892	22	0.21%	29,283	19	0.25%
Certificates of deposit	367,036	1,133	1.25%	393,418	2,165	2.21%
Total interest-bearing deposits	499,389	1,264	1.03%	470,408	2,316	1.98%

Federal Home Loan Bank advances	104,449	431	1.67%	97,032	517	2.14%
Total interest-bearing liabilities	603,838	1,695	1.14%	567,440	2,833	2.00%
Non-interest-bearing deposits	27,502			30,245
Other non-interest-bearing liabilities	10,307			4,837
Total liabilities	641,647			602,522

Total equity	133,790			117,041
Total liabilities and equity	$775,437			$719,563
Net interest income		$4,579			$3,084
Interest rate spread (1)			2.28%			1.42%
Net interest margin (2)			2.50%			1.79%
Average interest-earning assets to average interest-bearing liabilities	123%			122%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

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

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$23	$(256)	$(233)
Loans receivable	1,274	(906)	368
Securities	297	(54)	243
Other interest earning assets	15	(36)	(21)
Total interest-earning assets	1,609	(1,252)	357

Interest expense:
NOW and money market accounts	209	(232)	(23)
Savings accounts	26	(23)	3
Certificates of deposit	(330)	(702)	(1,032)
Federal Home Loan Bank advances	124	(210)	(86)
Total interest-bearing liabilities	29	(1,167)	(1,138)
Net increase (decrease) in net interest income	$1,580	$(85)	$1,495

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

General.  Net income increased by $4.3 million, or 324.9%, to $3.0 million for the three months ended March 31, 2021 from net loss of $1.3 million for the three months ended March 31, 2020.   The increase was due to increases in net interest income of $1.5 million, increases in non-interest income of $2.2 million, decreases in non-interest expense of $1.6 million and a decrease in the provision for loan losses of $84,000, offset by an increase in income tax expense of $1.1 million.

Interest Income.  Interest income increased $357,000, or 6.0%, to $6.3 million for the three months ended March 31, 2021.  The increase reflected a $51.7 million increase in the average balance of interest-earnings assets, offset by a one basis points decrease in the average yield on interest-earning assets to 3.42% for the three months ended March 31, 2021 from 3.43% for the three months ended March 31, 2020.

Interest income on cash and cash equivalents decreased $233,000, or 82.6%, to $49,000 for the three months ended March 31, 2021 from $282,000 for the three months ended March 31, 2020 due to a 121 basis point decrease in the average yield on cash and cash equivalents from 1.44% for the three months ended March 31, 2020 to 0.23% for the three months ended March 31, 2021 due to the lower interest rate environment.   The decrease was offset by a $10.1 million increase in the average balance of cash and cash equivalents to $88.3 million for the three months ended March 31, 2021 from $78.3 million for the three months ended March 31, 2020.

Interest income on loans increased $368,000, or 7.2%, to $5.5 million for the three months ended March 31, 2021 from $5.1 million for the three months ended March 31, 2020 due to a $33.3 million increase in the average balance of loans to $574.1 million for the three months ended March 31, 2021 from $540.8 million for the three months ended March 31, 2020.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and the loans acquired from Gibraltar Bank.  The increase was supplemented by a four basis point increase in the average yield on loans from 3.77% for the three months ended March 31, 2020 to 3.81% for the three months ended March 31, 2021 due to a higher rate environment when comparing the two periods.

Interest income on securities increased $243,000, or 55.0%, to $686,000 for the three months ended March 31, 2021 from $443,000 for the three months ended March 31, 2020 due to a $8.1 million increase in the average balance of securities to $74.8 million for the three months ended March 31, 2021 from $66.7 million for the three months ended March 31, 2020 and a 107 basis point increase in the average yield from 2.65% for the three months ended March 31, 2020 to 3.72% for the three months ended March 31, 2021.

Interest Expense.  Interest expense decreased $1.1 million, or 40.2%, to $1.7 million for the three months ended March 31, 2021 from $2.8 million for the three months ended March 31, 2020.  The decrease primarily reflected a 86 basis point decrease in the average cost of interest-bearing liabilities to 1.14% for the three months ended March 31, 2021 from 2.00% for the three months ended March 31, 2020.

Interest expense on interest-bearing deposits decreased $1.1 million, or 45.4%, to $1.3 million for the three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020.  The decrease was due primarily to 95 basis point decrease in the average cost of interest-bearing deposits to 1.03% for the three months ended March 31, 2021 from 1.98% for the three months ended March 31, 2020. The decrease in the average cost of deposits was due to the lower interest rate environment and an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $29.0 million increase in the average balance of deposits to $499.4 million for the three months ended March 31, 2021 from $470.4 million for the three months ended March 31, 2020.

Interest expense on Federal Home Loan Bank borrowings decreased $86,000, or 16.6%, from $517,000 for the three months ended March 31, 2020 to $431,000 for the three months ended March 31, 2021.  The decrease was primarily due to the lower interest rate environment, as the average cost of borrowings decreased 47 basis point to 1.67% for the three months ended March 31, 2021 from 2.14% for the three months ended March 31, 2020.

Net Interest Income.  Net interest income increased $1.5 million, or 48.5%, to $4.6 million for the three months ended March 31, 2021 from $3.1 million for the three months ended March 31, 2020.  The increase reflected a 86 basis point increase in our net interest rate spread to 2.28% for the three months ended March 31, 2021 from 1.42% for the three months ended March 31, 2020. Our net interest margin increased 71 basis points to 2.50% for the three months ended March 31, 2021 from 1.79% for the three months ended March 31, 2020.

Provision for Loan Losses.  We recorded a credit for loan losses of $59,000 for the three months ended March 31, 2021 compared to a $25,000 provision for loan losses for the three-month period ended March 31, 2020. Lower balances in residential loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the provision during the three months ended March 31, 2021.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets were $966,000, or 0.11% of total assets, at March 31, 2021.  The allowance for loan losses was $2.2 million, or 0.36% of loans outstanding and 225.9% of nonperforming loans, at March 31, 2021.

Non-Interest Income.  Non-interest income increased by $2.2 million, or 1,810.2%, to $2.3 million for the three months ended March 31, 2021 from $121,000 for the three months ended March 31, 2020. The increase was due to the $1.9 million bargain purchase gain associated with the Gibraltar Bank acquisition and a $236,000 gain on sale of $6.3 million residential loans during the three months ended March 31, 2021.

Non-Interest Expense.  For the three months ended March 31, 2021, non-interest expense decreased $1.6 million to $3.4 million, over the comparable 2020 period. Expenses for the three months ended March 31, 2020 included the $2.9 million contribution to the Bogota Charitable Foundation.  Professional fees increased $445,000, or 336.2%, due in part to merger expenses of $318,000 associated with the Gibraltar Bank acquisition.  Salaries and employee benefits increased $281,000, or 22.4%, attributable to adding the new Gibraltar employees. Data processing expense increased $422,000, or 289.2%, due to core conversion costs and higher data processing expense.  The increase of other general operating expenses was mainly due to increase occupancy costs for the acquired Gibraltar Bank branches and the branch location in Hasbrouck Heights expected to be opened in June.

Income Tax Expense.  Income tax expense increased $1.1 million, or 193.4%, to $518,000 for the three months ended March 31, 2021 from a benefit of $555,000 for the three months ended March 31, 2020.  The increase was due to $5.4 million of higher taxable income.

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management processes and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

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

Net Portfolio Value Simulation.   We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as March 31, 2021.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$123,830	$(1,708)	(1.36)%	16.11%	(19.29)%
300 bp	129,126	3,588	2.86	16.39	11.35
200 bp	133,023	7,485	5.96	16.45	11.75
100 bp	132,288	6,750	5.37	15.93	8.22
—	125,538	—	—	14.72
(100) bp	137,820	12,282	9.78	14.68	0.27

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

Net Interest Income Analysis.  We also use income simulation to measure interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are subject to change, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of March 31, 2021, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	24.90%
300	19.0
200	13.6
100	7.1
—	—
(100)	2.0

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

The preceding simulation analyses does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from calls, maturities and sales of securities and sales of loans.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At March 31, 2021, we had the ability to borrow up to $276.9 million, of which $107.8 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At March 31, 2021, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At March 31, 2021, cash and cash equivalents totaled $126.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.6 million at March 31, 2021.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2021 totaled $291.4 million, or 50.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  At March 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.  As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio was temporarily reduced to 8% for calendar year 2020 and 8.5% for calendar year 2021. in response to COVID-19. As of March 31, 2021, the Bank is reporting as a qualifying community bank with a ratio of 17.09%.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

101.0

The following materials for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 14, 2021	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: May 14, 2021	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer