Form 10-Q
period 2021-06-30
Bogota Financial Corp.
filed 2021-08-11
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 14,425,441 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of	As of
	June 30, 2021	December 31, 2020
Assets	(unaudited)
Cash and due from banks	$6,153,193	$5,957,564
Interest-bearing deposits in other banks	94,517,618	74,428,175
Cash and cash equivalents	100,670,811	80,385,739
Securities available for sale	11,223,212	11,870,508
Securities held to maturity (fair value of $78,486,099 and $58,872,451, respectively)	77,656,637	57,504,443
Loan held for sale	893,600	—
Loans, net of allowance of $2,128,174 and $2,241,174, respectively	583,751,887	557,690,853
Premises and equipment, net	7,896,029	5,671,097
Federal Home Loan Bank (FHLB) stock and other restricted securities	5,457,100	5,928,100
Accrued interest receivable	2,690,816	2,855,425
Core deposit intangibles	380,331	—
Bank-owned life insurance	25,150,470	16,915,637
Other assets	3,081,402	2,083,076
Total Assets	$818,852,295	$740,904,878
Liabilities and Equity
Non-interest bearing deposits	$31,771,385	$27,061,629
Interest bearing deposits	537,419,334	474,911,402
Total Deposits	569,190,719	501,973,031
FHLB advances	96,996,554	104,290,920
Advance payments by borrowers for taxes and insurance	3,566,955	2,560,089
Other liabilities	4,475,965	3,612,762
Total liabilities	674,230,193	612,436,802
Commitments and Contingencies-see note 6	—	—
Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,425,441 issued and outstanding at June 30, 2021 and 13,157,525 at December 31, 2020	144,254	131,575
Additional Paid-In capital	68,437,376	56,975,187
Retained earnings	81,804,768	77,359,737
Unearned ESOP shares (476,721 at June 30, 2021 and 489,983 shares at December 31, 2020)	(5,574,808)	(5,725,410)
Accumulated other comprehensive loss	(189,488)	(273,013)
Total stockholders’ equity	144,622,102	128,468,076
Total liabilities and stockholders’ equity	$818,852,295	$740,904,878

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)
Interest income
Loans	$5,684,881	$5,245,931	$11,149,842	$10,343,182
Securities
Taxable	388,604	405,146	1,062,151	836,199
Tax-exempt	12,798	13,220	25,383	24,881
Other interest-earning assets	115,256	151,913	238,260	529,276
Total interest income	6,201,539	5,816,210	12,475,636	11,733,538
Interest expense
Deposits	1,050,546	2,041,512	2,314,228	4,357,833
FHLB advances	376,508	488,854	807,633	1,005,926
Total interest expense	1,427,054	2,530,366	3,121,861	5,363,759
Net interest income	4,774,485	3,285,844	9,353,775	6,369,779
(Credit) provision for loan losses	(54,000)	225,000	(113,000)	250,000
Net interest income after (credit) provision for loan losses	4,828,485	3,060,844	9,466,775	6,119,779
Non-interest income
Fees and service charges	68,576	12,327	121,103	32,045
Gain on sale of loans	284,065	—	520,102	—
Bargain purchase gain	—	—	1,933,397	—
Bank-owned life insurance	145,167	749,091	234,833	848,802
Other	35,480	6,228	42,459	8,182
Total non-interest income	533,288	767,646	2,851,894	889,029
Non-interest expense
Salaries and employee benefits	2,035,467	1,202,387	3,574,387	2,459,986
Occupancy and equipment	294,694	159,376	561,173	328,916
FDIC insurance assessment	69,300	26,000	114,300	71,000
Data processing	312,527	165,211	520,836	311,237
Advertising	60,000	42,180	120,000	101,814
Director fees	216,880	178,894	415,119	365,176
Professional fees	208,849	192,572	467,766	324,906
Merger fees	73,932	—	392,197	—
Core conversion costs	—	—	360,000	—
Contribution to charitable foundation	—	—	—	2,881,500
Other	305,484	193,070	483,801	387,771
Total non-interest expense	3,577,133	2,159,690	7,009,579	7,232,306
Income (loss) before income taxes	1,784,640	1,668,800	5,309,090	(223,498)
Income tax expense (benefit)	345,916	265,727	864,059	(288,988)
Net income	$1,438,724	$1,403,073	$4,445,031	$65,490
Earnings per Share (basic and diluted)	$0.10	$0.11	$0.33	$0.01
Weighted average shares outstanding	13,945,423	12,650,748	13,528,822	11,675,010

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)
Net income	$1,438,724	$1,403,073	$4,445,031	$65,490
Other comprehensive income (loss):
Net of unrealized gains/(loss) on securities available for sale:
Net of unrealized holding (loss) gain arising during the period	12,814	138,947	28,881	(57,784)
Tax effect	(3,602)	(39,057)	(8,118)	16,244
Net of tax	9,212	99,890	20,763	(41,540)
Defined benefit retirement plans:
Net gain arising during the period including changes in assumptions	—	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	43,653	38,803	87,306	77,606
Tax effect	(12,271)	(10,908)	(24,542)	(21,813)
Net of tax	31,381	27,895	62,762	55,793
Total other comprehensive income	40,593	127,785	83,525	14,253
Comprehensive income	$1,479,317	$1,530,858	$4,528,556	$79,743

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Total stockholders' Equity
Balance January 1, 2020	—	$—	$—	$75,291,512	$—	$(313,665)	$74,977,847
Net loss	—	—	—	(1,337,583)	—	—	(1,337,583)
Other comprehensive loss	—	—	—	—	—	(113,532)	(113,532)
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	(6,022,899)	—	(6,022,899)
Balance March 31, 2020	13,157,525	$131,575	$57,053,962	$73,953,929	$(6,022,899)	$(427,197)	$124,689,370
Net income	—	—	—	1,403,073	—	—	1,403,073
Other comprehensive income	—	—	—	—	—	127,785	127,785
ESOP shares released			(31,730)	—	143,453		111,723
Balance June 30, 2020	13,157,525	$131,575	$57,022,232	$75,357,002	$(5,879,446)	$(299,412)	$126,331,951

Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(5,725,410)	$(273,013)	$128,468,076
Net Income	—	—	—	3,006,307	—	—	3,006,307
Other comprehensive income	—	—	—	—	—	42,932	42,932
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
ESOP Shares released			(14,466)		75,301		60,835
Balance March 31, 2021	14,425,441	$144,254	$68,448,042	$80,366,044	$(5,650,109)	$(230,081)	$143,078,150
Net Income	—	—	—	1,438,724	—	—	1,438,724
Other comprehensive income	—	—	—	—	—	40,593	40,593
ESOP Shares released			(10,666)		75,301		64,635
Balance June 30, 2021	14,425,441	$144,254	$68,437,376	$81,804,768	$(5,574,808)	$(189,488)	$144,622,102

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$4,445,031	$65,490
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	(1,933,397)	—
Amortization of intangible asset, credit marks	(275,595)
(Credit) provision for loan losses	(113,000)	250,000
Depreciation of premises and equipment	149,401	139,337
Amortization of deferred loan fees	331,462	309,726
Amortization of premiums and accretion of discounts on securities, net	103,369	68,148
Deferred income tax expense (benefit)	350,680	(829,801)
Contribution to charitable foundation	—	2,631,500
Gain on sale of loans	(520,102)	—
Increase in cash surrender value of bank owned life insurance	(234,833)	(190,911)
Employee stock ownership plan expense	125,471	111,723
Changes in:
Accrued interest receivable	467,536	(649,865)
Net changes in other assets	(519,057)	1,199,748
Net changes in other liabilities	503,921	855,799
Net cash provided by operating activities	2,880,887	3,960,894
Cash flows from investing activities
Purchases of securities held to maturity	(27,261,578)	(11,664,965)
Purchases of securities available for sale	(2,021,000)
Maturities, calls, and repayments of securities available for sale	2,593,807	1,058,806
Maturities, calls, and repayments of securities held to maturity	14,151,334	13,147,253
Proceeds from sale of loans	15,659,195	—
Net decrease (increase) in loans	34,542,074	(49,213,588)
Loans purchased	—	(1,869,667)
Purchase of Bank Owned Life Insurance	(8,000,000)
Net cash acquired in merger	19,393,090	—
Death benefit proceeds from bank owned life insurance	—	863,921
Purchases of premises and equipment	(945,972)	(45,087)
Purchase of FHLB Stock	(169,700)	(789,100)
Redemption of FHLB stock	1,194,200	137,700
Net cash provided by (used in) investing activities	49,135,450	(48,374,727)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) continued

	For the six months ended June 30,
	2021	2020
Cash flows from financing activities net of effects of business combinations
Net decrease in deposits	(14,593,415)	(5,334,232)
Net decrease in short-term FHLB advances	(12,000,000)	7,000,000
Proceeds from long-term FHLB non-repo advances	3,000,000	16,500,000
Repayments of long-term FHLB non-repo advances	(8,498,055)	(7,486,878)
Loan to ESOP	—	(6,022,899)
Stock offering expenses	—	(1,973,312)
Return of unfilled stock offering subscriptions	—	(41,505,998)
Common stock issuance	—	7,683,507
Net increase (decrease) in advance payments from borrowers for taxes and insurance	360,205	(499,444)
Net cash used in financing activities	(31,731,265)	(31,639,256)
Net increase (decrease) in cash and cash equivalents	20,285,072	(76,053,089)
Cash and cash equivalents at beginning of year	80,385,739	127,862,559
Cash and cash equivalents at June 30	$100,670,811	$51,809,470
Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$—	$48,843,842
Income taxes paid	$1,355,000	$100,000
Interest paid	$3,157,098	$5,449,347

Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$87,352,754	$—
Fair value of liabilities assumed	$93,312,447	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) became the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at June 30, 2021 and December 31, 2020.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or stockholders equity.

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

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Net income	$1,438,724	$1,403,073	$4,445,031	$65,490
Basic earnings per share:
Weighted average shares outstanding - basic	13,945,423	12,650,748	13,528,822	11,675,010
Basic earnings per share	$0.10	$0.11	$0.33	$0.01

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

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting in Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.  These financial statements include the accounts of the Company, the Bank and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.

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

Acquired Loans

Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

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

NOTE 2- ACQUISITION OF GIBRALTAR BANK

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. Pursuant to the terms of the Merger Agreement, Gibraltar Bank merged with and into the Bank, with the Bank as the surviving entity. Under the terms of the merger agreement, depositors of Gibraltar Bank became depositors of the Bank and have the same rights and privileges in Bogota Financial MHC as if their accounts had been established at the Bank on the date established at Gibraltar Bank. The Company issued 1,267,916 shares of its common stock to Bogota MHC in conjunction with the acquisition.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2- ACQUISITION OF GIBRALTAR BANK (continued)

Merger-related expenses of $392,000 for 2021 are recorded in the Consolidated Statements of Income and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the Gibraltar Bank, at their estimated fair values as of the closing date of the transaction:

	As recorded by Gibraltar Bank	Fair value adjustments		As recorded at acquisition
Fair value of Equity acquired				$11,500,000
Assets Acquired
Cash and cash equivalents	$19,393,090	$—		$19,393,090
Securities held to maturity	7,250,000	(208,051)	(a)	7,041,949
Federal Home Loan Bank stock and other restricted stock	603,500	—		603,500
Loans receivable	77,683,903	(920,497)	(b)	76,763,406
Allowance for loan loss	(640,232)	640,232	(c )	—
Accrued interest receivable	302,927	—		302,927
Premises and equipment, net	348,714	1,079,647	(d)	1,428,361
Core deposit intangible	—	400,000	(e )	400,000
Deferred taxes	913,303	(184,973)	(f)	728,330
Other assets	362,636	(278,355)	(g)	84,281
Total assets acquired	$106,217,841	$528,003		$106,745,844

Liabilities assumed
Deposits	$81,558,612	$386,865	(h)	$81,945,477
Borrowings	10,000,000	273,721	(i)	10,273,721
Advance payments by borrowers for taxes and insurance	646,661	—		646,661
Accrued expenses and other liabilities	446,588	—		446,588
Total liabilities assumed	$92,651,861	$660,586		$93,312,447
Net assets acquired				$13,433,397
Bargain purchase gain recorded at merger				1,933,397

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustments on investment securities over estimated useful life.
(b)

Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the reversal of deferred fees/costs and premiums over estimated useful life.

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

(i)	Represents FHLB borrowing calculation to prepay borrowings, which will be treated as a reduction of interest expense

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2- ACQUISITION OF GIBRALTAR BANK (continued)

The fair value of loans acquired from Gibraltar Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Gibraltar’s Bank allowance for loan losses associated with the loans that were acquired.  The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method.  The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. Due to the complexity in valuing the assets acquired and liabilities assumed, and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value estimates are based on the information available and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

The fair value of purchased financial assets with credit impairment was $6.1 million on the date of acquisition.  The gross contractual amounts receivable relating to the purchased financial assets with the credit impairment was $6.7 million.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method.

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of March 1, 2021:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$8,346
Contractual cash flows not expected to be collected (nonaccretable difference)	1,412
Expected cash flows at acquisition	6,934
Interest component of expected cash flows (accretable discount)	846
Fair value of acquired loans accounted for under FASB ASC 310-30	$6,088

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value. The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan. The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of March 1, 2021:

(Dollars in thousands)

Contractually required principal at acquisition	$91,906
Contractual cash flows not expected to be collected (credit mark)	9,978
Expected cash flows at acquisition	81,928
Interest component of expected cash flows (accretable discount)	143
Fair value of acquired loans accounted for under FASB ASC 310-30	$82,071

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2- ACQUISITION OF GIBRALTAR BANK (continued)

The following table presents actual operating results attributable to Gibraltar Bank since the March 1, 2021 acquisition date through June 30, 20201. This information does not include purchase accounting adjustments or acquisition integration costs.

(Dollars in thousands)	Gibraltar March 1, 2021 to June 30, 2021
Net interest income	$845
Non-interest income	600
Non-interest expense	204
Pre-tax income	1,241
Income tax expense	—
Net Income	$1,241

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

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at June 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Corporate bonds due in:
One through five years	$5,380,365	$44,969	$—	$5,425,334
Five through ten years	1,002,862	5,008	—	1,007,870
MBSs – residential	4,671,210	120,375	(1,577)	4,790,008
Total	$11,054,437	$170,352	$(1,577)	$11,223,212

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,001,354	$954	$—	$1,002,308
One through five years	5,369,527	31,407	(4,186)	5,396,748
Five through ten years	—	—	—	—
MBSs – residential	5,359,734	114,426	(2,708)	5,471,452
Total	$11,730,615	$146,787	$(6,894)	$11,870,508

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the six months ended June 30, 2021 or June 30, 2020.

The age of unrealized losses and the fair value of related securities as of June 30, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Corporate bonds	$—	$—	$—	$—	$—	$—
MBSs – residential	-	-	262,826	(1,577)	262,826	(1,577)
Total	$—	$—	$262,826	$(1,577)	$262,826	$(1,577)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$—	$—	$2,005,441	$(4,186)	$2,005,441	$(4,186)
MBSs – residential	271,340	(2,708)	-	-	271,340	(2,708)
Total	$271,340	$(2,708)	$2,005,441	$(4,186)	$2,276,781	$(6,894)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.  At June 30, 2021, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at June 30, 2021.  At June 30, 2021 and December 31, 2020, securities available for sale with a carrying value of $178,525 and $214,229, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at June 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
U.S. Government-sponsored agencies due in:
More than ten years	$4,503,581	$696	$(2,146)	$4,502,131
Corporate bonds due in:
Five through ten years	13,167,446	458,741	(39,038)	13,587,149
Municipal obligations due in:
Less than one year	1,322,439	2,542	—	1,324,981
One through five years	4,006,811	21,969	(3,100)	4,025,680
Five through ten years	375,000	31,729	—	406,729
MBSs:
Residential	19,087,067	136,647	(190,397)	19,033,317
Commercial	35,194,293	655,616	(243,797)	35,606,112
Total	$77,656,637	$1,307,940	$(478,478)	$78,486,099

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,501,179	$13,616	$—	$1,514,795
One through five years	8,635,831	221,716	(2,520)	8,855,027
Municipal obligations due in:
Less than one year	2,764,079	4,944	(141)	2,768,882
One through five years	1,057,609	30,492	—	1,088,101
Five through ten years	375,000	32,201	—	407,201
MBSs:
Residential	11,906,884	144,863	(15,440)	12,036,307
Commercial	31,263,861	997,319	(59,042)	32,202,138
Total	$57,504,443	$1,445,151	$(77,143)	$58,872,451

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2021
U.S. Government-sponsored agencies	$1,997,854	$(2,146)	$—	$—	$1,997,854	$(2,146)
Corporate bonds	3,147,743	(39,038)	—	—	3,147,743	(39,038)
Municipal bonds	2,946,900	(3,100)	—	—	2,946,900	(3,100)
MBSs – residential	7,612,394	(189,371)	83,577	(1,026)	7,695,971	(190,397)
MBSs – commercial	10,840,332	(243,797)	—	—	10,840,332	(243,797)
Total	$26,545,223	$(477,452)	$83,577	$(1,026)	$26,628,800	$(478,478)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2020
Corporate bonds	$747,480	$(2,520)	$—	$—	$747,480	$(2,520)
Municipal bonds	1,436,454	(141)	—	—	1,436,454	(141)
MBSs – residential	2,403,485	(15,440)	—	—	2,403,485	(15,440)
MBSs – commercial	2,652,666	(59,042)	—	—	2,652,666	(59,042)
Total	$7,240,085	$(77,143)	$—	$—	$7,240,085	$(77,143)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.  The fair value is expected to recover as the securities approach maturity. At June 30, 2021 and December 31, 2020, securities held to maturity with a carrying amount of $8,763,014 and $11,057,973, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York.

At June 30, 2021 and December 31, 2020, securities held to maturity with a carrying value of $2,704,730 and $4,327,429, respectively were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS

Loans are summarized as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Real estate:
Residential	$343,180,278	$340,000,989
Commercial and multi-family real estate	189,787,127	171,634,451
Construction	13,776,910	9,930,959
Commercial and industrial	10,624,189	13,652,248
Consumer:
Home equity and other	28,511,557	24,713,380
Total loans	585,880,061	559,932,027
Allowance for loan losses	(2,128,174)	(2,241,174)
Net loans	$583,751,887	$557,690,853

The Bank has granted loans to officers and directors of the Bank.  At June 30, 2021 and December 31, 2020, such loans totaled approximately $728,715 and $748,662, respectively.  At June 30, 2021 and December 31, 2020 deferred loan fees were $$1,548,099 and $1,844,233 respectively

         As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million.  The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million.  All outstanding PPP loans are included in the table above under commercial and industrial loans. Since origination the Bank has processed forgiveness applications for $9.0 million and the current outstanding balance at June 30, 2021 is $8.2 million

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended June 30, 2021 and 2020.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months June 30, 2021
Allowance for loan losses:
Beginning balance	$1,185,674	$849,000	$48,000	$13,500	$86,000	$2,182,174
(Credit) provision for loan losses	(58,980)	4,000	6,000	(5,020)	—	(54,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174
June 30,2020
Allowance for loan losses:
Beginning balance	$1,311,174	$589,000	$31,000	$18,000	$92,000	$2,041,174
(Credit) provision for loan losses	46,500	181,000	3,500	(2,000)	(4,000)	225,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,357,674	$770,000	$34,500	$16,000	$88,000	$2,266,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six months June 30, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Provision for loan losses (credit)	(127,480)	12,000	9,000	(5,520)	(1,000)	(113,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174
June 30, 2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$9,000	$86,000	$2,016,174
Provision for loan losses (credit)	(25,500)	258,000	8,500	7,000	2,000	250,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,357,674	$770,000	$34,500	$16,000	$88,000	$2,266,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of June 30, 2021 and December 31, 2020:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
June 30, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,090,835	853,000	54,000	8,480	86,000	2,092,315
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174
Loans:
Loans individually evaluated for impairment	$1,066,857	$—	$—	$—	$18,791	$1,085,648
Loans collectively evaluated for impairment	337,723,730	188,337,396	13,776,910	10,624,189	28,448,911	578,911,136
Loans acquired with deteriorated credit quality	4,389,691	1,449,731	—	—	43,855	5,883,277
Total ending loan balance	$343,180,278	$189,787,127	$13,776,910	$10,624,189	$28,511,557	$585,880,061
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,218,315	841,000	45,000	14,000	87,000	2,205,315
Total ending allowance balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Loans:
Loans individually evaluated for impairment	$1,082,371	$223,352	$—	$—	$19,044	$1,324,767
Loans collectively evaluated for impairment	338,918,618	171,411,099	9,930,959	13,652,248	24,694,336	558,607,260
Total ending loan balance	$340,000,989	$171,634,451	$9,930,959	$13,652,248	$24,713,380	$559,932,027

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the three and six months ended June 30, 2021 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$890,402	$176,455	$35,859
Commercial and Multi-Family	—	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	18,791	—	—
	$909,193	$176,455	$35,859

	Average Of individually Impaired loans for the
	Three months ended June 30, 2021	Six months ended June 30, 2021
Residential first mortgages	$1,217,094	$1,231,099
Commercial and Multi-Family	222,534	227,226
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	18,980	19,353
	$1,458,608	$1,477,678

Impaired loans as of December 31, 2020 and for the three and six months ended June 30, 2021 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$904,730	$177,641	$35,859
Commercial and Multi-Family	223,352	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,044	—	—
	$1,147,126	$177,641	$35,859

	Average Of individually Impaired loans for the
	Three months ended June 30, 2020	Six months ended June 30, 2020
Residential first mortgages	$1,231,715	$1,234,948
Commercial and Multi-Family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	9,866	6,577
	$1,241,581	$1,241,525

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The Bank has four residential loans totaling $738,717  that were troubled debt restructurings (“TDRs”) as of June 30, 2021, with one loan totaling $176,455 with a specific reserve of $35,859. At December 31, 2020, the Bank had four residential loans totaling $750,035 and one commercial loan totaling $223,352 that were TDRs and one loan with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of June 30, 2021 and December 31, 2020 to customers with outstanding loans that are classified as TDRs.  There were no loans modified as TDRs during the six-month periods ended June 30, 2021 or 2020.  There were no TDRs in payment default within twelve months following the modification during the three and six months ended June 30, 2021 and 2020.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Interest income recognized on impaired loans for the three and six months ended June 30, 2021 and March 31, 2020 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of June 30, 2021 and December 31, 2020:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
June 30, 2021
Residential	$665,732	$—
Commercial and multi-family	—	—
Consumer	18,791	—
Total	$684,523	$—

December 31, 2020
Residential	$673,539	$—
Commercial and multi-family	—	—
Consumer	19,044	—
Total	$692,583	$—

The Bank had no other real estate owned at either June 30, 2021 or December 31, 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Loans acquired with deteriorated credit quality	Total
June 30, 2021
Residential	$331,535	$1,073,062	$113,370	$1,517,967	$337,272,620	$4,389,691	$343,180,278
Commercial and multi-family	—	—	—	—	188,337,396	1,449,731	189,787,127
Construction	—	—	—	—	13,776,910	—	13,776,910
Commercial and industrial	—	—	—	—	10,580,334	43,855	10,624,189
Consumer	199,758	21,928	—	221,686	28,289,871	—	28,511,557
Total	$531,293	$1,094,990	$113,370	$1,739,653	$578,257,131	$5,883,277	$585,880,061

December 31, 2020
Residential	$—	$702,497	$24,628	$727,125	$339,273,864	$—	$340,000,989
Commercial and multi-family	—	—	—	—	171,634,451	—	171,634,451
Construction	—	—	—	—	9,930,959	—	9,930,959
Commercial and industrial	—	—	—	—	13,652,248	—	13,652,248
Home Equity & Consumer	160,382	—	—	160,382	24,552,998	—	24,713,380
Total	$160,382	$702,497	$24,628	$887,507	$559,044,520	$—	$559,932,027

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
June 30, 2021
Residential	$342,100,977	$444,075	$635,226	$—	$343,180,278
Commercial and multi-family	188,570,416	—	1,216,711	—	189,787,127
Construction	13,776,910	—	—	—	13,776,910
Commercial and industrial	10,624,189	—	—	—	10,624,189
Consumer	28,492,766	—	18,791	—	28,511,557
Total	$583,565,258	$444,075	$1,870,728	$—	$585,880,061

December 31, 2020
Residential	$338,786,939	$567,766	$646,284	$—	$340,000,989
Commercial and multi-family	170,181,704	—	1,452,747	—	171,634,451
Construction	9,930,959	—	—	—	9,930,959
Commercial and industrial	13,652,248	—	—	—	13,652,248
Consumer	24,694,336	—	19,044	—	24,713,380
Total	$557,246,186	$567,766	$2,118,075	$—	$559,932,027

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Commitments and Contingencies (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, loans at June 30, 2021 and December 31, 2020 as follows:

	June 30, 2021	December 31, 2020
Fixed Rate
Residential mortgage loans	$11,832,150	$8,524,000
Commercial real estate	10,977,500	1,830,000
Commercial and industrial	—	—
Construction	23,000,000	—
Home equity	707,000	2,135,000
Total	$46,516,650	$12,489,000

	June 30, 2021	December 31, 2020
Variable Rate
Residential mortgage loans	$—	$1,500,000
Commercial real estate	—	4,675,000
Construction	—	—
Home equity	159,900	—
Total	$159,900	$6,175,000

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 2.625% to 4.375% and maturities ranging from 10 years to 30 years.

At June 30, 2021 and December 31, 2020, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to $45,889,699 and $41,774,944, respectively.  At June 30, 2021 and December 31, 2020, undisbursed funds from approved lines of credit under a business line of credit program amounted to $413,307 and $427,827, respectively.  Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $73,763 and $19,258 for the three months ended June 30, 2021 and 2020, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021
Securities available for sale:
Corporate bonds	$6,433,204	$—	$6,433,204	$—
MBSs - residential	4,790,008	—	$4,790,008	—
	$11,223,212	$—	$11,223,212	$—
As of December 31, 2020
Securities available for sale:
Corporate bonds	$6,399,056	$—	$6,399,056	$—
MBSs - residential	5,471,452	—	5,471,452	—
	$11,870,508	$—	$11,870,508	$—

There were no transfers between level 1 and level 2 during the nine months ended June 30, 2021 and December 31, 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2021 and December 31, 2020, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2021
Financial instruments - assets
Cash and due from banks	$100,671	$100,671	$100,671	$—	$—
Investment securities held-to-maturity	77,657	78,486	—	78,486	—
Loans	583,752	582,818	—	—	582,818
Financial instruments - liabilities
Certificates of deposit	374,134	374,864	—	374,864	—
Borrowings	96,997	98,556	—	98,556	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2020
Financial instruments - assets
Cash and due from banks	$80,386	$80,386	$80,386	$—	$—
Investment securities held-to-maturity	57,504	58,872	—	58,872	—
Loans	557,691	544,392	—	—	544,392
Financial instruments - liabilities
Certificates of deposit	356,364	359,465	—	359,465	—
Borrowings	104,291	106,159	—	106,159	—

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and six months ended June 30, 2021 and 2020 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months June 30, 2021
Beginning balance at April 1, 2021	$112,120	$(342,201)	$(230,081)
Other comprehensive gain	9,212	—	9,212
Amounts reclassified	—	31,381	31,381
Net period comprehensive income	9,212	31,381	40,593
Ending balance	$121,332	$(310,820)	$(189,488)

June 30, 2020
Beginning balance at January 1, 2020	$(29,538)	$(397,659)	$(427,197)
Other comprehensive loss before reclassification	99,890	—	99,890
Amounts reclassified	—	27,895	27,895
Net period comprehensive loss	99,890	27,895	127,785
Ending balance	$70,352	$(369,764)	$(299,412)

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Six months June 30, 2020
Beginning balance at January 1, 2021	$100,569	$(373,582)	$(273,013)
Other comprehensive (loss) gain	20,763	—	20,763
Amounts reclassified	—	62,762	62,762
Net period comprehensive income	20,763	62,762	83,525
Ending balance	$121,332	$(310,820)	$(189,488)

June 30, 2020
Beginning balance at January 1, 2020	$111,892	$(425,557)	$(313,665)
Other comprehensive gain (loss)	(41,540)	—	(41,540)
Amounts reclassified	—	55,793	55,793
Net period comprehensive income	(41,540)	55,793	14,253
Ending balance	$70,352	$(369,764)	$(299,412)

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

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 as compared to December 31, 2020 and for the three and six months ended June 30, 2021 and June 30, 2020 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including if the coronavirus can continue to be controlled and abated and whether the reopening of businesses will result in a meaningful increase in economic activity.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially remain open, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

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

As of February 28, 2021, Gibraltar had $106.2 million of assets, gross loans of $77.7 million and deposits of $81.6 million and operated from three offices located in Newark, Oak Ridge and Parsippany, New Jersey in Morris and Essex Counties, New Jersey.

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

Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.  See Note 1 to the Notes to the consolidated financial statements for a complete discussion of the allowance for loan losses.

COVID-19

COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations. The pandemic has caused significant disruption in the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates.

Congress, the President and the banking regulators have taken several actions designed to cushion the economic fallout, including enactment of the Coronavirus Aid Relief and Economic Security (“CARES”) Act at the end of March 2020. The goal of the CARES Act is to prevent severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. On December 27, 2020, the 2021 Consolidated Appropriations Act, which was enacted as part of an omnibus spending bill for the 2021 federal fiscal year, included provisions intended to provide additional aid to those impacted by the pandemic. In addition to the general impact of COVID-19, certain provisions of the CARES Act, the 2021 Consolidated Appropriations Act as well as other legislative and regulatory relief efforts may have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 is unsuccessful or the effects of the pandemic continue or worsen, the Company may experience a material adverse effect on its business, financial condition, results of operations and cash flows.

As of June 30, 2021, the Bank had granted 172 loan modifications totaling $67.9 million, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments.  These short-term loan modifications were treated in accordance with Section 4013 of the CARES Act and will not be treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest. Of the 172 loans to which loan modifications were granted only five loans have requested additional deferrals as of June 30, 2021.  The five loans still on deferral represents $884,000 or 0.2% of net loans, and all are within the one-to-four family residential real estate portfolio.

Financial position and results of operations

The Company’s fee income has been and may continue to be reduced due to COVID-19. In keeping with the guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact.

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

Credit and asset quality

The Company is working with customers affected by COVID-19. As a result of the current economic crisis caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries, are impacted will likely be in direct proportion to the duration and depth of the COVID-19 pandemic.

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

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) program called the Paycheck Protection Program (“PPP”). PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The 2021 Consolidated Appropriations Act signed into law on December 27, 2020 approved an additional $286,000,000 for PPP loans.

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”).  During 2020, the Bank received and processed 113 PPP applications totaling $10.5 million.  The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 PPP applications totaling $6.9 million.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets.  Total assets increased $77.9 million, or 10.5%, to $818.9 million at June 30, 2021 from December 31, 2020 primarily due to acquiring $106.0 million in assets from the Gibraltar Bank acquisition. The increase in assets reflected a $20.3 million, or 25.2%, increase in cash and cash equivalents to $100.7 million, a $20.2 million, or 35.0%, increase in securities held-to-maturity, a $27.0 million, or 10.5%, increase in loans and a $8.2 million, or 48.7% increase in bank owned life insurance.

Cash and Cash Equivalents.  Total cash and cash equivalents increased $20.3 million, or 25.2%, to $100.7 million at June 30, 2021 from $80.4 million at December 31, 2020.  The increase was primarily due to $19.3 million in cash from the Gibraltar Bank acquisition.

Securities Available for Sale.  Total securities available for sale decreased $647,000, or 5.5%, to $11.2 million at June 30, 2021 from $11.9 million at December 31, 2020.  The decrease was due to maturities of mortgage-backed securities.

Securities Held to Maturity.  Total securities held to maturity increased $20.2 million, or 35.0%, to $77.7 million at June 30, 2021 from $57.5 million at December 31, 2020, primarily to $27.3 million in purchases of securities and $7.0 million of securities acquired from Gibraltar Bank, which was offset by repayments in mortgage-backed securities. The increase in securities held to maturity reflected a $2.5 million increase in corporate bonds, a $4.5 million increase in U.S. government agency obligations, a $1.4 million increase in municipal bonds and a $10.4 million increase in mortgage-backed securities.

Net Loans.  Net loans increased $26.1 million, or 4.7%, to $583.8 million at June 30, 2021 from $557.7 million at December 31, 2020.  The increase was due to a $18.2 million, or 10.6%, increase in commercial and multi-family real estate loans to $189.8 million at June 30, 2021 from $171.6 million at December 31, 2020, an increase of $4.1 million, or 1.2% in one- to-four residential real estate loans to $344.1 million at June 30, 2021 from $340.0 million  at December 31, 2020, an increase of $3.8 million, or 38.7%, in construction real estate loans to $13.8 million at June 30, 2021 from $9.9 million at December 31, 2020, an increase of $3.8 million or 15.4% in consumer loans to $28.5 million at June 30, 2021 from $24.7 million at December 31, 2020, partially offset by a decrease of $3.0 million, or 22.2%, in commercial and industrial loans to $10.6 million at June 30, 2021 from $13.7 million as of December 31, 2020. The increase in loans was primarily due to the $76.8 million of loans acquired from Gibraltar Bank, which was offset by residential loan pay downs and the sale of $15.7 million of residential loans.  The decrease in commercial and industrial loans was due to the forgiveness and repayment of PPP loans that were originated in 2020.  As of June 30, 2021 the Bank had $894,000 in loans held for sale compare the no loans held for sale as of December 31, 2021.

Deposits.  Total deposits increased $67.2 million, or 13.4%, to $569.2 million at June 30, 2021 from $502.0 million at December 31, 2020.  The increase in deposits reflected an increase in interest bearing deposits of $62.5 million, or 13.2%, to $537.4 million as of June 30, 2021 from $474.9 million at December 31, 2020 and an increase in non-interest bearing deposits of $4.7 million, or 17.4%, to $31.8 million as of June 30, 2021 from $27.1 million as of December 31, 2020. The increases are primarily due to the $81.4 million of deposits acquired from Gibraltar Bank.

At June 30, 2021, municipal deposits totaled $22.8 million, which represented 4.0% of total deposits, and brokered deposits totaled $54.2 million, which represented 9.5% of total deposits.  At December 31, 2020, municipal deposits totaled $37.6 million, which represented 7.5% of total deposits, and brokered deposits totaled $54.2 million, which represented 10.8% of total deposits.

Borrowings.  Federal Home Loan Bank of New York borrowings decreased $7.3 million, or 7.0%, to $97.0 million at June 30, 2021 from $104.3 million at December 31, 2020, as maturities of $17.3 million of FHLB advances were offset by $10.3 million of borrowings that were assumed from Gibraltar Bank. The weighted average rate of borrowings was 1.74% and 1.64% as of June 30, 2021 and December 31, 2020, respectively.

Total Equity.  Stockholders’ equity increased $16.2 million to $144.6 million, primarily due to the $11.5 million of stock issued in connection with the acquisition of Gibraltar Bank and the $4.4 million of net income for the six months ended June 30, 2021. At June 30, 2021, the Company’s ratio of average stockholders’ equity-to-total assets was 17.43%, compared to 16.97% at December 31, 2020.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$99,956	$41	0.16%	$48,248	$69	0.57%
Loans	591,134	5,685	3.86%	578,212	5,246	3.63%
Securities	86,594	402	1.86%	68,267	418	2.45%
Other interest-earning assets	5,740	74	5.16%	6,236	83	5.32%
Total interest-earning assets	783,424	6,202	3.17%	700,963	5,816	3.32%

Non-interest-earning assets	41,827			28,109
Total assets	$825,251			$729,072
Liabilities and equity:
NOW and money market accounts	$99,267	$142	0.57%	$52,699	$125	0.95%
Savings accounts	64,341	26	0.16%	29,764	18	0.25%
Certificates of deposit	375,373	883	0.94%	379,210	1,898	2.00%
Total interest-bearing deposits	538,981	1,051	0.78%	461,673	2,041	1.77%

Federal Home Loan Bank advances	100,289	376	1.50%	109,758	489	1.78%
Total interest-bearing liabilities	639,270	1,427	0.90%	571,431	2,530	1.78%
Non-interest-bearing deposits	26,736			24,471
Other non-interest-bearing liabilities	15,421			7,378
Total liabilities	681,427			603,280

Total equity	143,824			125,792
Total liabilities and equity	$825,251			$729,072
Net interest income		$4,775			$3,286
Interest rate spread (1)			2.28%			1.55%
Net interest margin (2)			2.44%			1.88%
Average interest-earning assets to average interest-bearing liabilities	122.55%			122.67%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$95,564	$91	0.19%	$69,337	$351	1.01%
Loans	585,279	11,150	3.83%	550,246	10,343	3.76%
Securities	78,485	1,088	2.77%	66,083	861	2.61%
Other interest-earning assets	5,919	147	4.98%	5,888	179	6.08%
Total interest-earning assets	765,247	12,476	3.27%	691,554	11,734	3.39%
Non-interest-earning assets	35,878			28,240
Total assets	$801,125			$719,794
Liabilities and equity:
NOW and money market accounts	$94,606	$251	0.54%	$50,263	$257	1.03%
Savings accounts	53,344	48	0.18%	29,208	37	0.25%
Certificates of deposit	373,355	2,015	1.09%	386,437	4,064	2.11%
Total interest-bearing deposits	521,305	2,314	0.90%	465,908	4,358	1.88%
Federal Home Loan Bank advances	103,897	808	1.57%	100,997	1,006	2.00%
Total interest-bearing liabilities	625,202	3,122	1.01%	566,905	5,364	1.90%
Non-interest-bearing deposits	27,820			17,056
Other non-interest-bearing liabilities	9,268			14,552
Total liabilities	662,290			598,513
Total equity	138,835			121,281
Total liabilities and equity	$801,125			$719,794
Net interest income		$9,354			$6,370
Interest rate spread (1)			2.27%			1.50%
Net interest margin (2)			2.46%			1.85%
Average interest-earning assets to average interest-bearing liabilities	122.40%			121.99%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

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

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020			Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$83	$(111)	$(28)	$50	$(310)	$(260)
Loans receivable	499	(60)	439	1,342	(535)	807
Securities	341	(357)	(16)	344	(117)	227
Other interest earning assets	(26)	17	(9)	2	(34)	(32)
Total interest-earning assets	897	(511)	386	1,738	(996)	742

Interest expense:
NOW and money market accounts	265	(248)	17	239	(245)	(6)
Savings accounts	55	(47)	8	43	(32)	11
Certificates of deposit	(36)	(979)	(1,015)	(143)	(1,906)	(2,049)
Federal Home Loan Bank advances	(142)	29	(113)	46	(244)	(198)
Total interest-bearing liabilities	142	(1,245)	(1,103)	185	(2,427)	(2,242)
Net increase (decrease) in net interest income	$755	$734	$1,489	$1,553	$1,431	$2,984

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

General.  Net income increased by $36,000, or 2.5%, to $1.4 million for the three months ended June 30, 2021 from net income of $1.4 million for the three months ended June 30, 2020.   The increase was due to increases in net interest income of $1.5 million and a decrease in the provision for loan losses of $279,000 offset by decreases in non-interest income of $235,000, and increases in non-interest expense of $1.4 million and income tax expense of $80,000.

Interest Income.  Interest income increased $386,000, or 6.6%, to $6.2 million for the three months ended June 30, 2021.  The increase reflected an $82.5 million increase in the average balance of interest-earnings assets, offset by a 15 basis points decrease in the average yield on interest-earning assets to 3.17% for the three months ended June 30, 2021 from 3.32% for the three months ended June 30, 2020.

Interest income on cash and cash equivalents decreased $28,000, or 40.6%, to $41,000 for the three months ended June 30, 2021 from $69,000 for the three months ended June 30, 2020 due to a 41 basis point decrease in the average yield on cash and cash equivalents from 0.57% for the three months ended June 30, 2020 to 0.16% for the three months ended June 30, 2021 due to the lower interest rate environment.   The decrease was offset by a $51.7 million increase in the average balance of cash and cash equivalents to $100.0 million for the three months ended June 30, 2021 from $48.2 million for the three months ended June 30, 2020.

Interest income on loans increased $439,000, or 8.4%, to $5.7 million for the three months ended June 30, 2021 from $5.2 million for the three months ended June 30, 2020 due to a $12.9 million increase in the average balance of loans to $591.1 million for the three months ended June 30, 2021 from $578.2 million for the three months ended June 30, 2020.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and the loans acquired from Gibraltar Bank.  The increase was supplemented by a 23 basis point increase in the average yield on loans from 3.63% for the three months ended June 30, 2020 to 3.86% for the three months ended June 30, 2021 due to a higher rate environment when comparing the two periods.

Interest income on securities decreased $16,000, or 3.8%, to $402,000 for the three months ended June 30, 2021 from $418,000 for the three months ended June 30, 2020 due to a $18.3 million increase in the average balance of securities to $86.6 million for the three months ended June 30, 2021 from $68.3 million for the three months ended June 30, 2020 offset by a 59 basis point decrease in the average yield from 2.45% for the three months ended June 30, 2020 to 1.86% for the three months ended June 30, 2021.

Interest Expense.  Interest expense decreased $1.1 million, or 43.6%, to $1.4 million for the three months ended June 30, 2021 from $2.5 million for the three months ended June 30, 2020.  The decrease primarily reflected a 88 basis point decrease in the average cost of interest-bearing liabilities to 0.90% for the three months ended June 30, 2021 from 1.78% for the three months ended June 30, 2020.

Interest expense on interest-bearing deposits decreased $990,000, or 48.5%, to $1.1 million for the three months ended June 30, 2021 from $2.0 million for the three months ended June 30, 2020.  The decrease was due primarily to a 99 basis point decrease in the average cost of interest-bearing deposits to 0.78% for the three months ended June 30, 2021 from 1.77% for the three months ended June 30, 2020. The decrease in the average cost of deposits was due to the lower interest rate environment and an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $77.3 million increase in the average balance of deposits to $539.0 million for the three months ended June 30, 2021 from $461.7 million for the three months ended June 30, 2020.

Interest expense on Federal Home Loan Bank borrowings decreased $112,000, or 23.0%, from $489,000 for the three months ended June 30, 2020 to $376,000 for the three months ended June 30, 2021.  The decrease was primarily due to the lower interest rate environment, as the average cost of borrowings decreased 28 basis point to 1.50% for the three months ended June 30, 2021 from 1.78% for the three months ended June 30, 2020 and the average balance of borrowings decreased $9.5 million to $100.3 million for the 3 months ended June 30, 2021 from $109.8 million for the three months ended June 30, 2020.

Net Interest Income.  Net interest income increased $1.5 million, or 45.3%, to $4.8 million for the three months ended June 30, 2021 from $3.3 million for the three months ended June 30, 2020.  The increase reflected a 73 basis point increase in our net interest rate spread to 2.28% for the three months ended June 30, 2021 from 1.55% for the three months ended June 30, 2020. Our net interest margin increased 56 basis points to 2.44% for the three months ended June 30, 2021 from 1.88% for the three months ended June 30, 2020.

Provision for Loan Losses.  We recorded a credit for loan losses of $54,000 for the three months ended June 30, 2021 compared to a $225,000 provision for loan losses for the three-month period ended June 30, 2020. Lower balances in residential loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the credit during the three months ended June 30, 2021.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets were $685,000, or 0.08% of total assets, at June 30, 2021.  The allowance for loan losses was $2.1 million, or 0.36% of loans outstanding and 310.9% of nonperforming loans, at June 30, 2021.

Non-Interest Income.  Non-interest income decreased by $234,000 or 30.53%, to $533,000 for the three months ended June 30, 2021 from $768,000 for the three months ended June 30, 2020. The decrease was due to $604,000 lower income on bank owned life insurance. Last year the Bank collected $648,000 in death proceeds. This was offset by a $284,000 gain on sale of $9.4 million residential loans during the three months ended June 30, 2021.

Non-Interest Expense.  For the three months ended June 30, 2021, non-interest expense increased $1.4 million to $3.6 million, over the comparable 2020 period. Salaries and employee benefits increased $833,000, or 69.3%, attributable to adding the new Gibraltar employees. Data processing expense increased $147,000, or 89.2%, due to higher data processing expense from maintaining two core systems. Professional fees increased $90,000, or 46.8%, due in part to merger expenses of $74,000 associated with the Gibraltar Bank acquisition. The increase of other general operating expenses was mainly due to increase occupancy costs for the acquired Gibraltar Bank branches and the branch location in Hasbrouck Heights expected to be opened in June.

Income Tax Expense.  Income tax expense increased $80,000, or 30.2%, to $346,000 for the three months ended June 30, 2021 from $266,000 for the three months ended June 30, 2020.  The increase was due to $116,000 of higher taxable income.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020

General.  Net income increased by $4.4 million to $4.4 million for the six months ended June 30, 2021 from net income of $65,000 for the six months ended June 30, 2020.   The increase was due to increases in net interest income of $3.0 million, a decrease in the provision for loan losses of $363,000, an increases in non-interest income of $2.0 million, decreases in non-interest expense of $223,000 offset by an increase in income tax expense of $1.2 million.

Interest Income.  Interest income increased $742,000, or 6.3%, to $12.5 million for the six months ended June 30, 2021.  The increase reflected a $73.7 million increase in the average balance of interest-earnings assets, offset by a 12 basis points decrease in the average yield on interest-earning assets to 3.27% for the six months ended June 30, 2021 from 3.39% for the six months ended June 30, 2020.

Interest income on cash and cash equivalents decreased $260,000, or 74.1%, to $91,000 for the six months ended June 30, 2021 from $351,000 for the six months ended June 30, 2020 due to a 82 basis point decrease in the average yield on cash and cash equivalents from 1.01% for the six months ended June 30, 2020 to 0.19% for the six months ended June 30, 2021 due to the lower interest rate environment.   The decrease was offset by a $26.2 million increase in the average balance of cash and cash equivalents to $95.6 million for the six months ended June 30, 2021 from $69.3 million for the six months ended June 30, 2020.

Interest income on loans increased $807,000, or 7.8%, to $11.2 million for the six months ended June 30, 2021 from $10.3 million for the six months ended June 30, 2020 due to a $35.0 million increase in the average balance of loans to $585.3 million for the six months ended June 30, 2021 from $550.2 million for the six months ended June 30, 2020.  The increase in the average balance of loans reflected our continued efforts to increase our loan originations and the loans acquired from Gibraltar Bank.  The increase was supplemented by a 7 basis point increase in the average yield on loans from 3.76% for the six months ended June 30, 2020 to 3.83% for the six months ended June 30, 2021 due to a higher rate environment when comparing the two periods.

Interest income on securities increased $226,000, or 26.3%, to $1.1 million for the six months ended June 30, 2021 from $861,000 for the six months ended June 30, 2020 due to a $12.4 million increase in the average balance of securities to $78.5 million for the six months ended June 30, 2021 from $66.1 million for the six months ended June 30, 2020 offset by a 16 basis point decrease in the average yield from 2.61% for the six months ended June 30, 2020 to 2.77% for the six months ended June 30, 2021.

Interest Expense.  Interest expense decreased $2.2 million, or 41.8%, to $3.1 million for the six months ended June 30, 2021 from $5.4 million for the six months ended June 30, 2020.  The decrease primarily reflected a 89 basis point decrease in the average cost of interest-bearing liabilities to 1.01% for the six months ended June 30, 2021 from 1.90% for the six months ended June 30, 2020.

Interest expense on interest-bearing deposits decreased $2.1 million, or 46.9%, to $2.3 million for the six months ended June 30, 2021 from $4.4 million for the six months ended June 30, 2020.  The decrease was due primarily to 98 basis point decrease in the average cost of interest-bearing deposits to 0.90% for the six months ended June 30, 2021 from 1.88% for the six months ended June 30, 2020. The decrease in the average cost of deposits was due to the lower interest rate environment and an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $55.4 million increase in the average balance of deposits to $521.3 million for the six months ended June 30, 2021 from $465.9 million for the six months ended June 30, 2020.

Interest expense on Federal Home Loan Bank borrowings decreased $198,000, or 19.7%, from $1.0 million for the six months ended June 30, 2020 to $808,000 for the six months ended June 30, 2021.  The decrease was primarily due to the lower interest rate environment, as the average cost of borrowings decreased 43 basis point to 1.57% for the six months ended June 30, 2021 from 2.00% for the six months ended June 30, 2020.

Net Interest Income.  Net interest income increased $3.0 million, or 46.8%, to $9.4 million for the six months ended June 30, 2021 from $6.4 million for the six months ended June 30, 2020.  The increase reflected a 77 basis point increase in our net interest rate spread to 2.27% for the six months ended June 30, 2021 from 1.50% for the six months ended June 30, 2020. Our net interest margin increased 61 basis points to 2.46% for the six months ended June 30, 2021 from 1.85% for the six months ended June 30, 2020.

Provision for Loan Losses.  We recorded a credit for loan losses of $113,000 for the six months ended June 30, 2021 compared to a $250,000 provision for loan losses for the six-month period ended June 30, 2020. Lower balances in residential loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the credit during the six months ended June 30, 2021.  The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.  Non-performing assets were $685,000, or 0.08% of total assets, at June 30, 2021.  The allowance for loan losses was $2.1 million, or 0.36% of loans outstanding and 310.9% of nonperforming loans, at June 30, 2021.

Non-Interest Income.  Non-interest income increased by $2.0 million or 220.8%, to $2.9 million for the six months ended June 30, 2021 from $889,000 for the six months ended June 30, 2020. The increase was due to $1.9 million bargain purchase gain for the Gibraltar merger, a $520,000 gain on sale of $15.7 million residential loans sold during the six months ended June 30, 2021, offset by $614,000 lower income on bank owned life insurance.

Non-Interest Expense.  For the six months ended June 30, 2021, non-interest expense decreased $223,000 to $7.0 million, over the comparable 2020 period. Salaries and employee benefits increased $1.1 million, or 45.3%, attributable to adding the new Gibraltar employees and normal merit increases. Data processing expense increased $570,000, or 183.0%, due to higher data processing expense from maintaining two core systems and expense associated with the upcoming core conversion. Professional fees increased $143,000, or 44.0%, due to higher legal and consulting fees.  Merger expenses increased $392,000 associated with the Gibraltar Bank acquisition. The increase of other general operating expenses was mainly due to increase occupancy costs for the acquired Gibraltar Bank branches and the branch location in Hasbrouck Heights expected to be opened in June. During the six months ended June 30, 2020 the Bank made a $2.9 million contribution to the Bogota Charitable Foundation and there was no contribution for the six months ended June 30, 2021

Income Tax Expense.  Income tax expense increased $1.2 million, to $864,000 for the six months ended June 30, 2021 from a benefit of $289,000 for the six months ended June 30, 2020.  The increase was due to $5.5 million of higher taxable income.

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

Net Portfolio Value Simulation.   We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-

balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as June 30, 2021.  All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$116,931	$(15,463)	(11.68)%	15.97%	(26.21)%
300 bp	124,778	(7,616)	(5.75)	16.59	3.04
200 bp	131,558	(836)	(0.63)	16.99	5.53
100 bp	134,669	2,275	1.72	16.88	4.84
—	132,394	—	—	16.10
(100) bp	137,793	5,399	9.78	16.30	1.25

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

As of June 30, 2021, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(6.63)%
300	-4.75
200	-2.65
100	-1.17
—	—
(100)	1.49

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from calls, maturities and sales of securities and sales of loans.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At June 30, 2021, we had the ability to borrow up to $257.5 million, of which $97.0 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At June 30, 2021, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition.  Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At June 30, 2021, cash and cash equivalents totaled $100.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.2 million at June 30, 2021.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2021 totaled $277.6 million, or 48.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  At June 30, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.  As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio was temporarily reduced to 8% for calendar year 2020 and 8.5% for calendar year 2021 in response to COVID-19. As of June 30, 2021, the Bank is reporting as a qualifying community bank with a ratio of 17.67%.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At June 30, 2021 we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2021, the Company’s Board of Directors approved the repurchase of 296,044 shares of its common stock, which is approximately 5% of its outstanding common stock (excluding shares held by Bogota Financial, MHC).  The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The Company did not repurchase any shares under the repurchase program during the three months ended June 20, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

3.2	Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

4.1	Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

10.1	Bogota Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the 2021 Annual Meeting of Stockholders (File No. 001-39180).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 11, 2021	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: August 11, 2021	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer