Form 10-Q
period 2021-09-30
Bogota Financial Corp.
filed 2021-11-12
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 14,631,679 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of	As of
	September 30, 2021	December 31, 2020
Assets	(unaudited)
Cash and due from banks	$9,044,291	$5,957,564
Interest-bearing deposits in other banks	107,284,223	74,428,175
Cash and cash equivalents	116,328,514	80,385,739
Securities available for sale	18,212,547	11,870,508
Securities held to maturity (fair value of $75,904,990 and $58,872,451, respectively)	75,020,011	57,504,443
Loans held for sale	996,393	—
Loans, net of allowance of $2,153,174 and $2,241,174, respectively	579,914,636	557,690,853
Premises and equipment, net	8,130,775	5,671,097
Federal Home Loan Bank (FHLB) stock and other restricted securities	5,134,000	5,858,100
Accrued interest receivable	2,725,700	2,855,425
Core deposit intangibles	354,877	—
Bank-owned life insurance	25,307,462	16,915,637
Other assets	2,908,487	2,153,076
Total Assets	$835,033,402	$740,904,878
Liabilities and Equity
Non-interest bearing deposits	$36,207,139	$27,061,629
Interest bearing deposits	555,012,875	474,911,402
Total Deposits	591,220,014	501,973,031
FHLB advances	90,102,901	104,290,920
Advance payments by borrowers for taxes and insurance	3,589,197	2,560,089
Other liabilities	4,506,174	3,612,762
Total liabilities	689,418,286	612,436,802
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,631,679 issued and outstanding at September 30, 2021 and 13,157,525 at December 31, 2020	146,316	131,575
Additional paid-in capital	68,291,158	56,975,187
Retained earnings	82,846,943	77,359,737
Unearned ESOP shares (469,980 shares at September 30, 2021 and 489,983 shares at December 31, 2020)	(5,499,507)	(5,725,410)
Accumulated other comprehensive loss	(169,794)	(273,013)
Total stockholders’ equity	145,615,116	128,468,076
Total liabilities and stockholders’ equity	$835,033,402	$740,904,878

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income
Loans	$5,967,013	$5,391,077	$17,116,855	$15,734,259
Securities
Taxable	410,867	367,857	1,473,018	1,204,056
Tax-exempt	13,411	13,136	38,794	38,017
Other interest-earning assets	94,343	131,215	332,603	660,492
Total interest income	6,485,634	5,903,285	18,961,270	17,636,824
Interest expense
Deposits	1,040,669	1,836,627	3,354,897	6,194,460
FHLB advances	369,352	472,506	1,176,985	1,478,432
Total interest expense	1,410,021	2,309,133	4,531,882	7,672,892
Net interest income	5,075,613	3,594,152	14,429,388	9,963,932
Provision (credit) for loan losses	25,000	25,000	(88,000)	275,000
Net interest income after provision (credit) for loan losses	5,050,613	3,569,152	14,517,388	9,688,932
Non-interest income
Fees and service charges	53,696	13,407	98,989	45,451
Gain on sale of loans	127,111	—	647,213	—
Bargain purchase gain	—	—	1,933,397	—
Bank-owned life insurance	156,992	90,359	391,825	939,160
Other	36,613	4,287	154,882	12,470
Total non-interest income	374,412	108,053	3,226,306	997,081
Non-interest expense
Salaries and employee benefits	2,029,021	1,330,540	5,603,408	3,790,526
Occupancy and equipment	338,604	166,592	899,777	495,509
FDIC insurance assessment	49,000	45,000	163,300	116,000
Data processing	256,953	182,202	777,789	493,439
Advertising	60,000	30,000	180,000	131,814
Director fees	207,012	181,916	622,131	547,091
Professional fees	128,514	239,375	596,280	642,888
Merger fees	—	—	392,197	—
Core conversion costs	370,000	—	730,000	—
Contribution to charitable foundation	—	—	—	2,881,500
Other	337,002	218,395	820,803	527,560
Total non-interest expense	3,776,106	2,394,020	10,785,685	9,626,327
Income before income taxes	1,648,919	1,283,185	6,958,009	1,059,686
Income tax expense	606,744	326,769	1,470,803	37,781
Net income	$1,042,175	$956,416	$5,487,206	$1,021,905
Earnings per Share (basic and diluted)	$0.07	$0.08	$0.40	$0.09
Weighted average shares outstanding	14,019,317	12,657,453	13,694,117	12,004,881

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$1,042,175	$956,416	$5,487,206	$1,021,905
Other comprehensive income:
Net of unrealized gains/(loss) on securities available for sale:
Net of unrealized holding (loss) gain arising during the period	(16,259)	45,268	12,622	(12,515)
Tax effect	4,570	(12,725)	(3,548)	3,519
Net of tax	(11,689)	32,543	9,074	(8,996)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	43,653	38,803	130,959	116,409
Tax effect	(12,270)	(10,907)	(36,814)	(32,720)
Net of tax	31,383	27,896	94,145	83,689
Total other comprehensive income	19,694	60,439	103,219	74,693
Comprehensive income	$1,061,869	$1,016,855	$5,590,425	$1,096,598

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Total stockholders' Equity
Balance January 1, 2020	—	$—	$—	$75,291,512	$—	$(313,665)	$74,977,847
Net loss	—	—	—	(1,337,583)	—	—	(1,337,583)
Other comprehensive loss	—	—	—	—	—	(113,532)	(113,532)
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	(6,022,899)	—	(6,022,899)
Balance March 31, 2020	13,157,525	$131,575	$57,053,962	$73,953,929	$(6,022,899)	$(427,197)	$124,689,370
Net income	—	—	—	1,403,073	—	—	1,403,073
Other comprehensive income	—	—	—	—	—	127,785	127,785
ESOP shares released			(31,730)	—	143,453	—	111,723
Balance June 30, 2020	13,157,525	$131,575	$57,022,232	$75,357,002	$(5,879,446)	$(299,412)	$126,331,951
Net income	—	—	—	956,416	—	—	956,416
Other comprehensive income	—	—	—	—	—	60,439	60,439
ESOP shares released	—	—	(25,925)	—	77,018	—	51,093
Balance September 30, 2020	13,157,525	$131,575	$56,996,307	$76,313,418	$(5,802,428)	$(238,973)	$127,399,899
Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(5,725,410)	$(273,013)	$128,468,076
Net Income	—	—	—	3,006,307	—	—	3,006,307
Other comprehensive income	—	—	—	—	—	42,932	42,932
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
ESOP Shares released	—	—	(14,466)	—	75,301	—	60,835
Balance March 31, 2021	14,425,441	$144,254	$68,448,042	$80,366,044	$(5,650,109)	$(230,081)	$143,078,150
Net Income	—	—	—	1,438,724	—	—	1,438,724
Other comprehensive income	—	—	—	—	—	40,593	40,593
ESOP Shares released	—	—	(10,666)	—	75,301		64,635
Balance June 30, 2021	14,425,441	$144,254	$68,437,376	$81,804,768	$(5,574,808)	$(189,488)	$144,622,102
Net Income	—	—	—	1,042,175	—	—	1,042,175
Other comprehensive income	—	—	—	—	—	19,694	19,694
Stock Based Compensation	—	—	77,731	—	—	—	77,731
Issuance of common stock to equity plan	226,519	2,265	(2,265)	—	—	—	—
Stock repurchased and retired	(20,281)	(203)	(213,078)	—	—	—	(213,281)
ESOP Shares released	—	—	(8,606)	—	75,301	—	66,695
Balance September 30, 2021	14,631,679	$146,316	$68,291,158	$82,846,943	$(5,499,507)	$(169,794)	$145,615,116

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$5,487,206	$1,021,905
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	(1,933,397)	—
Amortization of intangible assets	(664,357)	—
(Credit) provision for loan losses	(88,000)	275,000
Depreciation of premises and equipment	280,399	204,459
Amortization of deferred loan fees, net	478,658	493,186
Amortization of premiums and accretion of discounts on securities, net	139,964	61,144
Deferred income tax expense (benefit)	490,567	(652,235)
Contribution to charitable foundation	—	2,631,500
Gain on sale of loans	(647,213)	—
Increase in cash surrender value of bank owned life insurance	(391,825)	(281,270)
Employee stock ownership plan expense	192,166	162,816
Stock based compensation	77,731	—
Changes in:
Accrued interest receivable	432,652	(960,953)
Net changes in other assets	(214,951)	1,233,582
Net changes in other liabilities	276,512	542,474
Net cash provided by operating activities	3,916,112	4,731,608
Cash flows from investing activities
Purchases of securities held to maturity	(30,485,194)	(15,414,965)
Purchases of securities available for sale	(9,261,276)	—
Maturities, calls, and repayments of securities available for sale	2,791,895	1,397,520
Maturities, calls, and repayments of securities held to maturity	20,011,576	17,682,171
Proceeds from sale of loans	19,968,351	—
Net decrease (increase) in loans	34,272,703	(45,557,267)
Loans purchased	—	(1,869,667)
Purchase of Bank Owned Life Insurance	(8,000,000)	—
Net cash acquired in merger	19,393,090	—
Death benefit proceeds from bank owned life insurance	—	863,921
Purchases of premises and equipment	(1,300,470)	(316,822)
Purchase of FHLB Stock	(463,900)	(834,100)
Redemption of FHLB stock	1,811,500	441,600
Net cash provided by (used in) investing activities	48,738,275	(43,607,609)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) continued

	For the nine months ended September 30,
	2021	2020
Cash flows from financing activities net of effects of business combinations
Net increase in deposits	7,475,952	13,115,477
Net (decrease) increase in short-term FHLB advances	(9,000,000)	7,000,000
Proceeds from long-term FHLB non-repo advances	8,000,000	19,500,000
Repayments of long-term FHLB non-repo advances	(23,356,730)	(15,444,743)
Loan to ESOP	—	(6,022,899)
Stock offering expenses	—	(1,973,312)
Return of unfilled stock offering subscriptions	—	(41,505,998)
Common stock issuance	—	7,683,507
Repurchase of common stock	(213,281)	—
Net increase in advance payments from borrowers for taxes and insurance	382,447	73,642
Net cash used in financing activities	(16,711,612)	(17,574,326)
Net increase (decrease) in cash and cash equivalents	35,942,775	(56,450,327)
Cash and cash equivalents at beginning of year	80,385,739	127,862,559
Cash and cash equivalents at September 30	$116,328,514	$71,412,232
Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$—	$48,843,842
Income taxes paid	$1,355,000	$800,000
Interest paid	$3,157,098	$7,793,048

Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$87,352,754	$—
Fair value of liabilities assumed	$93,312,447	$—

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at September 30, 2021 and December 31, 2020.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

The Company completed its stock offering in connection with the mutual holding company reorganization of the Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share resulting in net proceeds of $54.6 million after $2.0 million of expenses. In connection with the reorganization, the Company also issued 263,150 shares of common stock and contributed $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and issued 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company. Shares of the Company’s common stock began trading on January 16, 2020 on the Nasdaq Capital Market under the trading symbol “BSBK.”

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders' equity.

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three-month period ended September 30, 2021 options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. The Company did not have any outstanding stock options or shares of restricted stock for the three-and-nine month periods ended September 30, 2020.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Numerator
Net income	$1,042,175	$956,416	$5,487,206	$1,021,905
Denominator:
Weighted average shares outstanding - basic	14,019,317	12,657,453	13,694,117	12,004,881
Effect of stock plans	—	—	—	—
Weighted average shares outstanding - diluted	14,019,317	12,657,453	13,694,117	12,004,881
Earnings per common share:
Basic	$0.07	$0.08	$0.40	$0.09
Diluted	0.07	0.08	0.40	0.09

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

Risks and Uncertainties: The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these COVID-19-related conditions, including estimates regarding expected credit losses on loans receivable and other-than-temporary impairment of investment securities.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Financial Corp. at and for the year ended December 31, 2020.

Acquired Loans: Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows or the fair value of the loan's collateral value if the loan is collateral dependent) with no valuation allowance and are referenced to herein as purchase credit impaired (PCI). Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For purchased loans acquired that are not PCI loans at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

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

NOTE 2 – ACQUISITION OF GIBRALTAR BANK

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. Pursuant to the terms of the Merger Agreement, Gibraltar Bank merged with and into the Bank, with the Bank as the surviving entity. Under the terms of the merger agreement, depositors of Gibraltar Bank became depositors of the Bank and have the same rights and privileges in Bogota Financial MHC as if their accounts had been established at the Bank on the date established at Gibraltar Bank. The Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC in conjunction with the acquisition.

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

(unaudited)

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

Merger-related expenses of $392,000 for 2021 are recorded in the Consolidated Statements of Income and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the Gibraltar Bank, at their estimated fair values as of the closing date of the transaction:

	As recorded by Gibraltar Bank	Fair value adjustments		As recorded at acquisition
Fair value of Equity acquired				$11,500,000
Assets Acquired
Cash and cash equivalents	$19,393,090	$—		$19,393,090
Securities held to maturity	7,250,000	(208,051)	(a)	7,041,949
Federal Home Loan Bank stock and other restricted stock	603,500	—		603,500
Loans receivable	77,683,903	(920,497)	(b)	76,763,406
Allowance for loan loss	(640,232)	640,232	(c)	—
Accrued interest receivable	302,927	—		302,927
Premises and equipment, net	348,714	1,079,647	(d)	1,428,361
Core deposit intangible	—	400,000	(e)	400,000
Deferred taxes	913,303	(184,973)	(f)	728,330
Other assets	362,636	(278,355)	(g)	84,281
Total assets acquired	$106,217,841	$528,003		$106,745,844
Liabilities assumed
Deposits	$81,558,612	$386,865	(h)	$81,945,477
Borrowings	10,000,000	273,721	(i)	10,273,721
Advance payments by borrowers for taxes and insurance	646,661	—		646,661
Accrued expenses and other liabilities	446,588	—		446,588
Total liabilities assumed	$92,651,861	$660,586		$93,312,447
Net assets acquired				$13,433,397
Bargain purchase gain recorded at merger				1,933,397

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustments on investment securities at the acquisition date.
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

(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(g)	Represents an adjustment to other assets acquired.
(h)	Represents fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.

(i)	Represents FHLB borrowing calculation to prepay borrowings, which will be treated as a reduction of interest expense.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The fair value of loans acquired from Gibraltar Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Gibraltar Bank's allowance for loan losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. Due to the complexity in valuing the assets acquired and liabilities assumed, and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value estimates are based on the information available at the reporting date and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

The fair value of PCI loans was $6.1 million on the date of acquisition. The gross contractual amounts receivable relating to the PCI loans was $8.3 million.

Certain PCI loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flows over the present value of the future expected cash flows represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method.

The following table details the PCI loans that are accounted for in accordance with FASB ASC 310-30 as of March 1, 2021:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$8,346
Contractual cash flows not expected to be collected (nonaccretable difference)	(1,412)
Expected cash flows at acquisition	6,934
Interest component of expected cash flows (accretable discount)	(846)
Fair value of acquired PCI loans	$6,088

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value. The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan. The following table details loans that were not identified as PCI loans as of March 1, 2021:

(Dollars in thousands)

Contractually required principal at acquisition	$91,906
Contractual cash flows not expected to be collected (credit mark)	(9,978)
Expected cash flows at acquisition	81,928
Interest component of expected cash flows (accretable premium)	143
Fair value of acquired loans accounted for under FASB ASC 310-30	$82,071

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The following table presents actual operating results attributable to Gibraltar Ban0.7k since the March 1, 2021 acquisition date through September 30, 2021. This information does not include purchase accounting adjustments or acquisition integration costs.

Gibraltar March 1, 2021 to September 30, 2021
Net interest income	$1,479
Non-interest income	1,050
Non-interest expense	357
Pre-tax income	2,172
Income tax expense	611
Net Income	$1,561
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

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at September 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Corporate bonds due in:
One through five years	$5,377,667	$41,596	$—	$5,419,263
Five through ten years	1,002,690	7,567	—	1,010,257
MBSs – residential	9,449,748	111,567	(1,560)	9,559,755
MBSs – commercial	2,229,927	—	(6,654)	2,223,273
Total	$18,060,031	$160,730	$(8,214)	$18,212,547

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,001,354	$954	$—	$1,002,308
One through five years	5,369,527	31,407	(4,186)	5,396,748
MBSs – residential	5,359,734	114,426	(2,708)	5,471,452
Total	$11,730,615	$146,787	$(6,894)	$11,870,508

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the nine months ended September 30, 2021 or September 30, 2020.

The age of unrealized losses and the fair value of related securities as of September 30, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
MBSs – residential	$—	$—	$257,976	$(1,560)	$257,976	$(1,560)
MBSs – commercial	2,223,273	(6,654)	—	—	2,223,273	(6,654)
Total	$2,223,273	$(6,654)	$257,976	$(1,560)	$2,481,249	$(8,214)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Corporate bonds	$—	$—	$2,005,441	$(4,186)	$2,005,441	$(4,186)
MBSs – residential	271,340	(2,708)	—	—	271,340	(2,708)
Total	$271,340	$(2,708)	$2,005,441	$(4,186)	$2,276,781	$(6,894)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. At September 30, 2021, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at September 30, 2021. At September 30, 2021 and December 31, 2020, securities available for sale with a carrying value of $171,699 and $214,229, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at September 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2021
U.S. Government-sponsored agencies due in:
More than ten years	$500,569	$193	$—	$500,762
Corporate bonds due in:
Five through ten years	13,674,044	480,996	(26,307)	14,128,733
Municipal obligations due in:
Less than one year	4,006,508	11,935	(5,112)	4,013,331
One through five years	320,000	6,944	—	326,944
Five through ten years	375,000	30,848	—	405,848
Greater than ten years	1,223,516	100	—	1,223,616
MBSs:
Residential	18,036,058	162,791	(156,333)	18,042,516
Commercial	36,884,316	593,461	(214,537)	37,263,240
Total	$75,020,011	$1,287,268	$(402,289)	$75,904,990

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Corporate bonds due in:
Less than one year	$1,501,179	$13,616	$—	$1,514,795
One through five years	8,635,831	221,716	(2,520)	8,855,027
Municipal obligations due in:
Less than one year	2,764,079	4,944	(141)	2,768,882
One through five years	1,057,609	30,492	—	1,088,101
Five through ten years	375,000	32,201	—	407,201
MBSs:
Residential	11,906,884	144,863	(15,440)	12,036,307
Commercial	31,263,861	997,319	(59,042)	32,202,138
Total	$57,504,443	$1,445,151	$(77,143)	$58,872,451

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2021
Corporate bonds	$3,160,897	$(26,307)	$—	$—	$3,160,897	$(26,307)
Municipal bonds	2,944,888	(5,112)	—	—	2,944,888	(5,112)
MBSs – residential	6,200,644	(155,293)	81,842	(1,040)	6,282,486	(156,333)
MBSs – commercial	10,377,986	(77,071)	2,483,979	(137,466)	10,377,986	(214,537)
Total	$22,684,415	$(263,783)	$2,565,821	$(138,506)	$22,766,257	$(402,289)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2020
Corporate bonds	$747,480	$(2,520)	$—	$—	$747,480	$(2,520)
Municipal bonds	1,436,454	(141)	—	—	1,436,454	(141)
MBSs – residential	2,403,485	(15,440)	—	—	2,403,485	(15,440)
MBSs – commercial	2,652,666	(59,042)	—	—	2,652,666	(59,042)
Total	$7,240,085	$(77,143)	$—	$—	$7,240,085	$(77,143)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At September 30, 2021 and December 31, 2020, securities held to maturity with a carrying amount of $8,366,498 and $11,057,973, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York.

At September 30, 2021 and December 31, 2020, securities held to maturity with a carrying value of $4,704,609 and $4,327,429, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS

Loans are summarized as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Real estate:	(unaudited)
Residential	$328,878,125	$340,000,989
Commercial and multi-family real estate	177,530,098	171,634,451
Construction	37,150,933	9,930,959
Commercial and industrial	10,151,860	13,652,248
Consumer:
Home equity and other	28,356,794	24,713,380
Total loans	582,067,810	559,932,027
Allowance for loan losses	(2,153,174)	(2,241,174)
Net loans	$579,914,636	$557,690,853

The Bank has granted loans to officers and directors of the Bank. At September 30, 2021 and December 31, 2020, such loans totaled approximately $589,491 and $748,662, respectively. At September 30, 2021 and December 31, 2020 deferred loan fees were $1,291,544 and $1,844,233 respectively.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Gibraltar acquisition totaled $5.7 million at September 30, 2021.

The following table presents changes in accretable yield for PCI loans for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Balance at the beginning of period	$—	$—
Acquisition	217,789	—
Accretion	(45,095)	—
Reclassification of non-accretable discount	—	—
Balance at the end of period	$172,694	$—

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million. All outstanding PPP loans are included in the table above under commercial and industrial loans. Since origination, the Bank has processed forgiveness applications for $9.0 million and the outstanding balance at September 30, 2021 was $8.2 million.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended September 30, 2021 and 2020.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months September 30, 2021
Allowance for loan losses:
Beginning balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174
(Credit) provision for loan losses	195,880	(295,500)	121,500	320	2,800	25,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,322,574	$557,500	$175,500	$8,800	$88,800	$2,153,174
September 30, 2020
Allowance for loan losses:
Beginning balance	$1,357,674	$770,000	$34,500	$16,000	$88,000	$2,266,174
(Credit) provision for loan losses	(50,500)	70,000	6,000	(1,000)	500	25,000
Loans charged off	—	—	—	—	—	—
Recoveries	25,000	—	—	—	—	25,000
Total ending allowance balance	$1,332,174	$840,000	$40,500	$15,000	$88,500	$2,316,174

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Nine months September 30, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Provision for loan losses (credit)	68,400	(283,500)	130,500	(5,200)	1,800	(88,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,322,574	$557,500	$175,500	$8,800	$88,800	$2,153,174
September 30, 2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$9,000	$86,000	$2,016,174
Provision for loan losses (credit)	(76,000)	328,000	14,500	6,000	2,500	275,000
Loans charged off	—	—	—	—	—	—
Recoveries	25,000	—	—	—	—	25,000
Total ending allowance balance	$1,332,174	$840,000	$40,500	$15,000	$88,500	$2,316,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of September 30, 2021 and December 31, 2020:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
September 30, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,286,715	557,500	175,500	8,800	88,800	2,117,315
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,322,574	$557,500	$175,500	$8,800	$88,800	$2,153,174
Loans:
Loans individually evaluated for impairment	$2,273,914	$—	$—	$—	$40,719	$2,314,633
Loans collectively evaluated for impairment	323,033,236	176,573,114	37,150,933	10,151,860	28,296,773	575,205,916
Loans acquired with deteriorated credit quality	3,570,975	956,984	—	—	19,302	4,547,261
Total ending loan balance	$328,878,125	$177,530,098	$37,150,933	$10,151,860	$28,356,794	$582,067,810
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,218,315	841,000	45,000	14,000	87,000	2,205,315
Total ending allowance balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Loans:
Loans individually evaluated for impairment	$1,082,371	$223,352	$—	$—	$19,044	$1,324,767
Loans collectively evaluated for impairment	338,918,618	171,411,099	9,930,959	13,652,248	24,694,336	558,607,260
Total ending loan balance	$340,000,989	$171,634,451	$9,930,959	$13,652,248	$24,713,380	$559,932,027

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the three and nine months ended September 30, 2021 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$2,098,727	$175,339	$35,859
Commercial and Multi-Family	—	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	40,567	—	—
	$2,139,294	$175,339	$35,859

	Average Of individually Impaired loans for the
	Three months ended September 30, 2021	Nine months ended September 30, 2021
Residential first mortgages	$1,745,580	$1,534,737
Commercial and Multi-Family	111,267	148,084
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	29,774	26,155
	$1,886,621	$1,708,976

Impaired loans as of December 31, 2020 and for the three and nine months ended September 30, 2020 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$904,730	$177,641	$35,859
Commercial and Multi-Family	223,352	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	19,044	—	—
	$1,147,126	$177,641	$35,859

	Average Of individually Impaired loans for the
	Three months ended September 30, 2020	Nine months ended September 30, 2020
Residential first mortgages	$1,143,912	$1,231,099
Commercial and Multi-Family	225,714	227,226
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,232	19,353
	$1,163,144	$1,250,452

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The Bank has four residential loans totaling $733,721 that were troubled debt restructurings (“TDRs”) as of September 30, 2021, with one loan totaling $175,339 with a specific reserve of $35,859. At December 31, 2020, the Bank had four residential loans totaling $750,035 and one commercial loan totaling $177,641 that were TDRs and one loan with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of September 30, 2021 or December 31, 2020 to customers with outstanding loans that are classified as TDRs. There were no loans modified as TDRs during the nine-month periods ended September 30, 2021 or 2020. There were no TDRs in payment default within twelve months following the modification during the three and nine months ended September 30, 2021 and 2020.

Interest income recognized on impaired loans for the three and nine months ended September 30, 2021 and September 30, 2020 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of September 30, 2021 and December 31, 2020:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
September 30, 2021
Residential	$735,144	$—
Commercial and multi-family	—	—
Consumer	18,639	—
Total	$753,783	$—

December 31, 2020
Residential	$673,539	$—
Commercial and multi-family	—	—
Consumer	19,044	—
Total	$692,583	$—

The Bank had no other real estate owned at either September 30, 2021 or December 31, 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
September 30, 2021
Residential	$—	$281,958	$113,007	$394,965	$324,912,185	$3,570,975	$328,878,125
Commercial and multi-family	—	—	—	—	176,573,114	956,984	177,530,098
Construction	—	—	—	—	37,150,933	—	37,150,933
Commercial and industrial	—	992,354	—	992,354	9,159,506	—	10,151,860
Consumer	—	21,692	—	21,692	28,315,800	19,302	28,356,794
Total	$—	$1,296,004	$113,007	$1,409,011	$576,111,538	$4,547,261	$582,067,810

December 31, 2020
Residential	$—	$702,497	$24,628	$727,125	$339,273,864	$—	$340,000,989
Commercial and multi-family	—	—	—	—	171,634,451	—	171,634,451
Construction	—	—	—	—	9,930,959	—	9,930,959
Commercial and industrial	—	—	—	—	13,652,248	—	13,652,248
Home Equity & Consumer	160,382	—	—	160,382	24,552,998	—	24,713,380
Total	$160,382	$702,497	$24,628	$887,507	$559,044,520	$—	$559,932,027

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2021
Residential	$327,094,032	$800,814	$983,279	$—	$328,878,125
Commercial and multi-family	175,831,321	—	1,698,777	—	177,530,098
Construction	37,150,933	—	—	—	37,150,933
Commercial and industrial	10,151,860	—	—	—	10,151,860
Consumer	28,316,227	21,928	18,639	—	28,356,794
Total	$578,544,373	$822,742	$2,700,695	$—	$582,067,810

December 31, 2020
Residential	$338,786,939	$567,766	$646,284	$—	$340,000,989
Commercial and multi-family	170,181,704	—	1,452,747	—	171,634,451
Construction	9,930,959	—	—	—	9,930,959
Commercial and industrial	13,652,248	—	—	—	13,652,248
Consumer	24,694,336	—	19,044	—	24,713,380
Total	$557,246,186	$567,766	$2,118,075	$—	$559,932,027

NOTE 6 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over the service periods of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite service period. During the three and nine months ended September 30, 2021 approximately $39,000 expense was recognized in regard to these awards. There was no restricted stock expense recorded for the three and nine months ended September 30, 2020 The expected future compensation expense related to the 226,519 non-vested restricted shares outstanding at September 30, 2021 is approximately $2.4 million over a weighted average period of 5.0 years.

The following is a summary of the Company's restricted stock activity during the nine months ended September 30, 2021:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2021	—	$—
Granted	226,519	10.45
Outstanding, September 30, 2021	226,519	10.45

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – STOCK BASED COMPENSATION (Continued)

On September 2, 2021, options to purchase 526,119 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 0.904%, volatility of 41.10%, and a dividend yield of 0.00%.

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since the Company recently converted to a public Company and does not have sufficient historical price data, the expected volatility is based on the historical daily stock prices of a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three and nine months ended September 30, 2021, approximately $38,000 in expense was recognized in regard to these awards. There was no stock option expense recorded for the three and nine months ended September 30, 2020. The expected future compensation expense related to the 526,119 non-vested options outstanding at September 30, 2021 is $2.3 million over the vesting period of five years.

The following is a summary of the Company's option activity during the nine months ended September 30, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	$—	$—		$—
Granted	526,119	10.45	6.5	$100,000
Outstanding, September 30, 2021	526,119	10.45	6.5	$100,000
Options exercisable at September 30, 2021	$-			$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

Note 7 – Commitments and Contingencies

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, loans at September 30, 2021 and December 31, 2020 as follows:

	September 30, 2021	December 31, 2020
Fixed Rate
Residential mortgage loans	$9,503,675	$8,524,000
Commercial real estate	736,250	1,830,000
Commercial and industrial	—	—
Construction	5,520,000	—
Home equity	—	2,135,000
Total	$15,759,925	$12,489,000

	September 30, 2021	December 31, 2020
Variable Rate
Residential mortgage loans	$—	$1,500,000
Commercial real estate	—	4,675,000
Commercial and industrial	50,000	—
Construction	—	—
Home equity	718,000	—
Total	$768,000	$6,175,000

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 4.50% and maturities ranging from 10 years to 30 years.

At September 30, 2021 and December 31, 2020, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to $49,050,699 and $41,774,944, respectively. At September 30, 2021 and December 31, 2020, undisbursed funds from approved lines of credit under a business line of credit program amounted to $416,065 and $427,827, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $111,872 and $28,677 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 – FAIR VALUE

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Securities available for sale:
Corporate bonds	$6,429,520	$—	$6,429,520	$—
MBSs - residential	9,559,755	—	9,559,755	$—
MBSs - commercial	2,223,273	—	2,223,273	—
	$18,212,547	$—	$18,212,547	$—
As of December 31, 2020
Securities available for sale:
Corporate bonds	$6,399,056	$—	$6,399,056	$—
MBSs - residential	5,471,452	—	5,471,452	—
	$11,870,508	$—	$11,870,508	$—

There were no transfers between level 1 and level 2 during the nine months ended September 30, 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2021 and December 31, 2020, are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2021
Financial instruments - assets
Cash and due from banks	$116,329	$116,329	$116,329	$—	$—
Investment securities held-to-maturity	75,020	75,905	—	75,905	—
Loans	579,915	576,556	—	—	576,556
Financial instruments - liabilities
Certificates of deposit	372,644	374,109	—	374,109	—
Borrowings	90,103	91,000	—	91,000	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2020
Financial instruments - assets
Cash and due from banks	$80,386	$80,386	$80,386	$—	$—
Investment securities held-to-maturity	57,504	58,872	—	58,872	—
Loans	557,691	544,392	—	—	544,392
Financial instruments - liabilities
Certificates of deposit	356,364	359,465	—	359,465	—
Borrowings	104,291	106,159	—	106,159	—

Carrying amount is the estimated fair value for cash and cash equivalents. The fair value of loans is determined using an exit price methodology. Certificates of deposits fair value is estimated by using a discounted cash flow approach. Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months September 30, 2021
Beginning balance at July 1, 2021	$121,332	$(310,820)	$(189,488)
Other comprehensive loss	(11,689)	—	(11,689)
Amounts reclassified	—	31,383	31,383
Net period comprehensive (loss) income	(11,689)	31,383	19,694
Ending balance	$109,643	$(279,437)	$(169,794)

September 30, 2020
Beginning balance at July 1, 2020	$70,352	$(369,764)	$(299,412)
Other comprehensive gain before reclassification	32,543	—	32,543
Amounts reclassified	—	27,896	27,896
Net period comprehensive income	32,543	27,896	60,439
Ending balance	$102,895	$(341,868)	$(238,973)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Nine months September 30, 2020
Beginning balance at January 1, 2021	$100,569	$(373,582)	$(273,013)
Other comprehensive gain	9,074	—	9,074
Amounts reclassified	—	94,145	94,145
Net period comprehensive income	9,074	94,145	103,219
Ending balance	$109,643	$(279,437)	$(169,794)

September 30, 2020
Beginning balance at January 1, 2020	$111,892	$(425,557)	$(313,665)
Other comprehensive (loss)	(8,996)	—	(8,996)
Amounts reclassified	—	83,689	83,689
Net period comprehensive (loss) income	(8,996)	83,689	74,693
Ending balance	$102,895	$(341,868)	$(238,973)

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 4% of the shares issued, including shares issued to the Bogota Savings Bank Charitable Foundation. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three and nine months ended September 30, 2021, $67,000 and $192,166 was incurred as expense for the plan, respectively, compared to $51,000 and $162,816, respectively, for the same periods last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and September 30, 2020 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
changes in the level and direction of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates of the adequacy of the allowance for loan losses;
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

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including if the coronavirus can continue to be controlled and abated and whether the reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•
we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us; and
•
Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

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

Acquisition of Gibraltar

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. As a part of the transaction, the Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC. The conversion and consolidation of data processing platforms, systems and customer files occurred on August 16, 2021.

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

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including current economic conditions, delinquency statistics, the size and composition of the loan portfolio, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

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

As of September 30, 2021, the Bank had granted 172 loan modifications totaling $67.9 million, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments. These short-term loan modifications were treated in accordance with Section 4013 of the CARES Act and, as such, are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest. Of the 172 loans to which loan modifications were granted only one one-to-four family residential real estate loan totaling $117,000 or 0.2% of net loans, is still on deferral.

Financial position and results of operations

The Company’s fee income has been and may continue to be reduced due to COVID-19. In keeping with the guidance from regulators, the Company has actively worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds, account maintenance, minimum balance, and ATM fees. These reductions in fees are thought to be temporary in conjunction with the length of the COVID-19 related economic crisis.

The Company’s interest income could be reduced due to COVID-19. In keeping with the guidance from the regulators, the Company has actively worked with COVID-19 affected borrowers to defer payments, interest and fees. While interest and fees will accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. As a result, interest income in future periods could be negatively impacted.

Credit and asset quality

As a result of the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and challenges faced. The extent to which industries, or the tangential impact of those industries to other borrowers or industries, are impacted will likely be in direct proportion to the duration and depth of the COVID-19 pandemic.

The Company has also provided assistance to individuals and small business clients directly impacted by the COVID-19 pandemic by allowing borrowers to modify their loans. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for the COVID-19 modifications. Loans that were modified due to COVID-19 are not classified as a troubled debt restructurings (“TDR”).

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

As a qualified SBA lender, the Bank was automatically authorized to originate loans under the PPP. During 2020, the Bank received and processed 113 PPP applications totaling $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 PPP applications totaling $6.9 million. The Bank had $8.2 million in outstanding PPP loans at September 30, 2021.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $94.1 million, or 12.7%, from December 31, 2020 to $835.0 million at September 30, 2021 primarily due to acquiring $106.2 million in assets from the Gibraltar Bank acquisition. The increase in assets reflected a $35.9 million, or 44.7%, increase in cash and cash equivalents to $116.3 million, a $17.5 million, or 30.5%, increase in securities held-to-maturity, a $22.2 million, or 4.0%, increase in loans and a $8.4 million, or 49.6%, increase in bank owned life insurance.

Cash and Cash Equivalents. Total cash and cash equivalents increased $35.9 million, or 44.7%, to $116.3 million at September 30, 2021 from $80.4 million at December 31, 2020. The increase was primarily due to $19.6 million in repayments of residential loans and $19.3 million in cash from the Gibraltar Bank acquisition.

Securities Available for Sale. Total securities available for sale increased $6.3 million, or 53.4%, to $18.2 million at September 30, 2021 from $11.9 million at December 31, 2020. The increase was due to$9.3 million of purchases of mortgage-backed securities and corporate bonds with excess cash.

Securities Held to Maturity. Total securities held to maturity increased $17.5 million, or 30.5%, to $75.0 million at September 30, 2021 from $57.5 million at December 31, 2020, primarily to $30.5 million in purchases of securities and $7.0 million of securities acquired from Gibraltar Bank, which was offset by repayments in mortgage-backed securities. The increase in securities held to maturity reflected a $3.5 million increase in corporate bonds, a $501,000 increase in U.S. government agency obligations, a $505,000 thousand increase in municipal bonds and a $11.7 million increase in mortgage-backed securities.

Net Loans. Net loans increased $22.2 million, or 4.0%, to $579.9 million at September 30, 2021 from $557.7 million at December 31, 2020. The increase was due to a $5.9 million, or 3.4%, increase in commercial and multi-family real estate loans to $177.5 million at September 30, 2021 from $171.6 million at December 31, 2020, an increase of $27.3 million, or 274.1%, in construction real estate loans to $37.2 million at September 30, 2021 from $9.9 million at December 31, 2020 and an increase of $3.6 million, or 14.7%, in consumer loans to $28.4 million at September 30, 2021 from $26.8 million at December 31, 2020, partially offset by a decrease of $11.1 million, or 3.3%, in one-to four-residential real estate loans to $328.9 million at September 30, 2021 from $340.0 million at December 31, 2020 and a decrease of $3.5 million, or 25.6%, in commercial and industrial loans to $10.2 million at September 30, 2021 from $13.7 million as of December 31, 2020. The increase in loans was primarily due to the $77.0 million of loans acquired from Gibraltar Bank, which was offset by $127.0 million in loan repayments and the sale of $20.0 million of residential loans. The decrease in commercial and industrial loans was due to the forgiveness and repayment of $9.2 million in PPP loans that were originated in 2020. As of September 30, 2021, the Bank had $996,000 in loans held for sale compare the no loans held for sale as of December 31, 2020.

Deposits. Total deposits increased $89.2 million, or 17.8%, to $591.2 million at September 30, 2021 from $502.0 million at December 31, 2020. The increase in deposits reflected an increase in interest bearing deposits of $80.1 million, or 16.9%, to $555.0 million as of September 30, 2021 from $474.9 million at December 31, 2020 and an increase in non-interest bearing deposits of $9.1 million, or 33.8%, to $36.2 million as of September 30, 2021 from $27.1 million as of December 31, 2020. The increases are primarily due to the $81.6 million of deposits acquired from Gibraltar Bank.

At September 30, 2021, municipal deposits totaled $29.5 million, which represented 5.0% of total deposits, and brokered deposits totaled $55.0 million, which represented 9.3% of total deposits. At December 31, 2020, municipal deposits totaled $37.6 million, which represented 7.5% of total deposits, and brokered deposits totaled $54.2 million, which represented 10.8% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $14.2 million, or 13.6%, to $90.1 million at September 30, 2021 from $104.3 million at December 31, 2020, as maturities of $23.2 million of FHLB advances were offset by $10.0 million of borrowings that were assumed from Gibraltar Bank. The weighted average rate of borrowings was 1.65% and 1.64% as of September 30, 2021 and December 31, 2020, respectively.

Total Equity. Stockholders’ equity increased $17.1 million to $145.6 million, primarily due to the $11.5 million of stock issued in connection with the acquisition of Gibraltar Bank and the $4.4 million of net income for the nine months ended September 30, 2021. At September 30, 2021, the Company’s ratio of average stockholders’ equity-to-total assets was 17.43%, compared to 16.97% at December 31, 2020.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$101,453	$33	0.13%	$66,865	$48	0.29%
Loans	584,754	5,967	4.05%	586,497	5,391	3.66%
Securities	88,619	424	1.91%	64,431	381	2.37%
Other interest-earning assets	5,521	62	4.49%	6,175	83	5.35%
Total interest-earning assets	780,347	6,486	3.30%	723,968	5,903	3.24%

Non-interest-earning assets	52,346			29,150
Total assets	$832,693			$753,118
Liabilities and equity:
NOW and money market accounts	$108,411	$148	0.54%	$64,710	$128	0.79%
Savings accounts	64,076	36	0.22%	30,834	20	0.26%
Certificates of deposit	375,495	857	0.91%	390,451	1,689	1.72%
Total interest-bearing deposits	547,982	1,041	0.75%	485,995	1,837	1.50%

Federal Home Loan Bank advances	96,041	369	1.52%	108,624	472	1.73%
Total interest-bearing liabilities	644,023	1,410	0.87%	594,619	2,309	1.54%
Non-interest-bearing deposits	33,330			24,301
Other non-interest-bearing liabilities	10,246			7,320
Total liabilities	687,599			626,240

Total equity	145,094			126,878
Total liabilities and equity	$832,693			$753,118
Net interest income		$5,076			$3,594
Interest rate spread (1)			2.43%			1.70%
Net interest margin (2)			2.58%			1.97%
Average interest-earning assets to average interest-bearing liabilities	121.17%			121.75%

(1)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)
Net interest margin represents net interest income divided by average total interest-earning assets.
(3)
Annualized.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$97,579	$119	0.16%	$65,915	$399	0.81%
Loans	585,156	17,117	3.91%	562,399	15,734	3.73%
Securities	81,900	1,512	2.46%	65,879	1,242	2.51%
Other interest-earning assets	5,785	213	4.92%	6,033	262	5.79%
Total interest-earning assets	770,420	18,961	3.29%	700,226	17,637	3.36%
Non-interest-earning assets	40,177			28,526
Total assets	$810,597			$728,752
Liabilities and equity:
NOW and money market accounts	$99,261	$427	0.57%	$53,634	$385	0.96%
Savings accounts	56,982	84	0.20%	29,766	57	0.26%
Certificates of deposit	374,101	2,844	1.02%	386,250	5,752	1.99%
Total interest-bearing deposits	530,344	3,355	0.85%	469,650	6,194	1.76%
Federal Home Loan Bank advances	101,249	1,177	1.55%	104,567	1,479	1.89%
Total interest-bearing liabilities	631,593	4,532	0.96%	574,217	7,673	1.78%
Non-interest-bearing deposits	28,602			20,171
Other non-interest-bearing liabilities	9,458			11,204
Total liabilities	669,653			605,592
Total equity	140,944			123,160
Total liabilities and equity	$810,597			$728,752
Net interest income		$14,429			$9,964
Interest rate spread (1)			2.33%			1.58%
Net interest margin (2)			2.50%			1.90%
Average interest-earning assets to average interest-bearing liabilities	121.98%			121.94%

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

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$45	$(60)	$(15)	$51	$(331)	$(280)
Loans receivable	(71)	647	576	890	493	1,383
Securities	462	(419)	43	394	(124)	270
Other interest earning assets	(29)	8	(21)	(12)	(37)	(49)
Total interest-earning assets	407	176	583	1,323	1	1,324

Interest expense:
NOW and money market accounts	236	(216)	20	260	(218)	42
Savings accounts	73	(57)	16	54	(27)	27
Certificates of deposit	(136)	(696)	(832)	(124)	(2,784)	(2,908)
Federal Home Loan Bank advances	(305)	202	(103)	(51)	(251)	(302)
Total interest-bearing liabilities	(132)	(767)	(899)	139	(3,280)	(3,141)
Net increase (decrease) in net interest income	$539	$943	$1,482	$1,184	$3,281	$4,465

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

General. Net income increased by $86,000, or 9.0%, to $1.0 million for the three months ended September 30, 2021 from net income of $1.0 million for the three months ended September 30, 2020. The increase was due to increases in net interest income of $1.5 million and non-interest income of $266,000 offset by increases in non-interest expense of $1.4 million and income tax expense of $280,000.

Interest Income. Interest income increased $583,000, or 9.9%, to $6.5 million for the three months ended September 30, 2021. The increase reflected an $56.4 million increase in the average balance of interest-earnings assets, and a 6 basis points increase in the average yield on interest-earning assets to 3.30% for the three months ended September 30, 2021 from 3.24% for the three months ended September 30, 2020.

Interest income on cash and cash equivalents decreased $15,000, or 31.6%, to $33,000 for the three months ended September 30, 2021 from $48,000 for the three months ended September 30, 2020 due to a 16 basis point decrease in the average yield on cash and cash equivalents from 0.29% for the three months ended September 30, 2020 to 0.13% for the three months ended September 30, 2021 due to the lower interest rate environment. The decrease was offset by a $34.6 million increase in the average balance of cash and cash equivalents to $101.5 million for the three months ended September 30, 2021 from $66.9 million for the three months ended September 30, 2020, reflecting excess liquidity as deposit growth exceeded loan growth.

Interest income on loans increased $576,000, or 10.7%, to $6.0 million for the three months ended September 30, 2021 from $5.4 million for the three months ended September 30, 2020 due to a 39 basis point increase in the average yield on loans from 3.66% for the three months ended September 30, 2020 to 4.05% for the three months ended September 30, 2021, offset by a $1.7 million decrease in the average balance of loans to $584.8 million for the three months ended September 30, 2021 from $586.5 million for the three months ended September 30, 2020. The decrease in the average balance of loans reflected a higher repayment rate of residential loans.

Interest income on securities increased $43,000, or 11.4%, to $424,000 for the three months ended September 30, 2021 from $381,000 for the three months ended September 30, 2020 due to a $24.2 million increase in the average balance of securities to $88.6 million for the three months ended September 30, 2021 from $64.4 million for the three months ended September 30, 2020, reflecting investments with excess liquidity as deposit growth exceeded loan growth, offset by a 46 basis point decrease in the average yield from 2.37% for the three months ended September 30, 2020 to 1.91% for the three months ended September 30, 2021.

Interest Expense. Interest expense decreased $899,000, or 38.9%, to $1.4 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2021. The decrease primarily reflected a 67 basis point decrease in the average cost of interest-bearing liabilities to 0.87% for the three months ended September 30, 2021 from 1.54% for the three months ended September 30, 2020.

Interest expense on interest-bearing deposits decreased $796,000, or 43.3%, to $1.0 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020. The decrease was due primarily to a 75 basis point decrease in the average cost of interest-bearing deposits to 0.75% for the three months ended September 30, 2021 from 1.50% for the three months ended September 30, 2020. The decrease in the average cost of deposits was due to the lower interest rate environment and an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $62.0 million increase in the average balance of deposits to $548.0 million for the three months ended September 30, 2021 from $486.0 million for the three months ended September 30, 2020.

Interest expense on Federal Home Loan Bank borrowings decreased $103,000, or 21.8%, from $472,000 for the three months ended September 30, 2020 to $369,000 for the three months ended September 30, 2021. The decrease was due to a decrease in the average cost of borrowings of 21 basis point to 1.52% for the three months ended September 30, 2021 from 1.73% for the three months ended September 30, 2020 due to the lower interest environment and a decrease in the average balance of borrowings of $15.0 million to $96.0 million for the three months ended September 30, 2021 from $108.6 million for the three months ended September 30, 2021.

Net Interest Income. Net interest income increased $1.5 million, or 41.2%, to $5.1 million for the three months ended September 30, 2021 from $3.6 million for the three months ended September 30, 2020. The increase reflected a 73 basis point increase in our net interest rate spread to 2.43% for the three months ended September 30, 2021 from 1.70% for the three months ended September 30, 2020. Our net interest margin increased 61 basis points to 2.58% for the three months ended September 30, 2021 from 1.97% for the three months ended September 30, 2020.

Provision for Loan Losses. We recorded a provision for loan losses of $25,000 for the three months ended September 30, 2021 and for the three-month period ended September 30, 2020. Lower balances of residential loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the low provision during the three months ended September 30, 2021. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs. Non-performing assets were $1.9 million, or 0.33% of total assets, at September 30, 2021. The allowance for loan losses was $2.2 million, or 0.37% of loans outstanding and 114.2% of nonperforming loans, at September 30, 2021.

Non-Interest Income. Non-interest income increased by $266,000 or 246.5%, to $374,000 for the three months ended September 30, 2021 from $108,000 for the three months ended September 30, 2020. The increase was due to $67,000 higher income on bank-owned life insurance due to the purchase of $8.0 million of bank-owned life insurance and a $127,000 gain on sale of $4.3 million of residential loans during the three months ended September 30, 2021.

Non-Interest Expense. For the three months ended September 30, 2021, non-interest expense increased $1.4 million over the comparable 2020 period to $3.8 million. Salaries and employee benefits increased $698,000, or 52.5%, attributable to adding the new Gibraltar employees. Data processing expense increased $75,000, or 41.0%, due to higher data processing expense from maintaining two core systems until the data processing conversion was completed in August 2021. Professional fees decreased $110,000, or 46.3%, due in part to lower legal and merger expenses. The increase of other general operating expenses was mainly due to increased occupancy costs for the acquired Gibraltar Bank branches and the branch location in Hasbrouck Heights, which opened in August.

Income Tax Expense. Income tax expense increased $280,000, or 85.7%, to $607,000 for the three months ended September 30, 2021 from $327,000 for the three months ended September 30, 2020. The increase was due to $366,000 of higher taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and September 30, 2020

General. Net income increased by $4.5 million to $5.5 million for the nine months ended September 30, 2021 from net income of $1.0 million for the nine months ended September 30, 2020. The increase was due to increases in net interest income of $4.5 million, a decrease in the provision for loan losses of $363,000, and an increases in non-interest income of $2.2 million, offset by increases in non-interest expense of $1.2 million and income tax expense of $1.4 million.

Interest Income. Interest income increased $1.3 million, or 7.5%, to $19.0 million for the nine months ended September 30, 2021. The increase reflected a $70.2 million increase in the average balance of interest-earnings assets, offset by a 7 basis points decrease in the average yield on interest-earning assets to 3.29% for the nine months ended September 30, 2021 from 3.36% for the nine months ended September 30, 2020.

Interest income on cash and cash equivalents decreased $280,000, or 70.2%, to $119,000 for the nine months ended September 30, 2021 from $399,000 for the nine months ended September 30, 2020 due to a 65 basis point decrease in the average yield on cash and cash equivalents from 0.81% for the nine months ended September 30, 2020 to 0.16% for the nine months ended September 30, 2021 due to the lower interest rate environment. The decrease was offset by a $31.7 million increase in the average balance of cash and cash equivalents to $97.6 million for the nine months ended September 30, 2021 from $65.9 million for the nine months ended September 30, 2020, reflecting excess liquidity as deposit growth exceeded loan growth.

Interest income on loans increased $1.4 million, or 8.8%, to $17.1 million for the nine months ended September 30, 2021 from $15.7 million for the nine months ended September 30, 2020 due to a $22.8 million increase in the average balance of loans to $585.2 million for the nine months ended September 30, 2021 from $562.4 million for the nine months ended September 30, 2020. The increase in the average balance of loans reflected our continued efforts to increase our loan originations and the loans acquired from Gibraltar Bank. The increase was supplemented by an 18 basis point increase in the average yield on loans from 3.73% for the nine months ended September 30, 2020 to 3.91% for the nine months ended September 30, 2021 due to a higher rate environment when comparing the two periods.

Interest income on securities increased $270,000, or 21.7%, to $1.5 million for the nine months ended September 30, 2021 from $1.2 million for the nine months ended September 30, 2020 due to a $16.0 million increase in the average balance of securities to $81.9 million for the nine months ended September 30, 2021 from $65.9 million for the nine months ended September 30, 2020 offset by a 5 basis point decrease in the average yield from 2.51% for the nine months ended September 30, 2020 to 2.46% for the nine months ended September 30, 2021, reflecting the purchase of investment securities with excess liquidity as deposit growth exceeded loan growth.

Interest Expense. Interest expense decreased $3.1 million, or 40.9%, to $4.5 million for the nine months ended September 30, 2021 from $7.7 million for the nine months ended September 30, 2020. The decrease primarily reflected a 82 basis point decrease in the average cost of interest-bearing liabilities to 0.96% for the nine months ended September 30, 2021 from 1.78% for the nine months ended September 30, 2020.

Interest expense on interest-bearing deposits decreased $2.8 million, or 45.8%, to $3.4 million for the nine months ended September 30, 2021 from $6.2 million for the nine months ended September 30, 2020. The decrease was due primarily to 91 basis point decrease in the average cost of interest-bearing deposits to 0.85% for the nine months ended September 30, 2021 from 1.76% for the nine months ended September 30, 2020. The decrease in the average cost of deposits was due to the lower interest rate environment and an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $60.7 million increase in the average balance of deposits to $530.3 million for the nine months ended September 30, 2021 from $469.7 million for the nine months ended September 30, 2020.

Interest expense on Federal Home Loan Bank borrowings decreased $302,000, or 20.4%, from $1.5 million for the nine months ended September 30, 2020 to $1.2 million for the nine months ended September 30, 2021. The decrease was primarily due to the lower interest rate environment, as the average cost of borrowings decreased 34 basis points to 1.55% for the nine months ended September 30, 2021 from 1.89% for the nine months ended September 30, 2020.

Net Interest Income. Net interest income increased $4.5 million, or 44.8%, to $14.4 million for the nine months ended September 30, 2021 from $10.0 million for the nine months ended September 30, 2020. The increase reflected a 75 basis point increase in our net interest rate spread to 2.33% for the nine months ended September 30, 2021 from 1.58% for the nine months ended September 30, 2020. Our net interest margin increased 60 basis points to 2.50% for the nine months ended September 30, 2021 from 1.90% for the nine months ended September 30, 2020.

Provision for Loan Losses. We recorded a credit for loan losses of $88,000 for the nine months ended September 30, 2021 compared to a provision of $275,000 for loan losses for the nine months ended September 30, 2020. Lower balances of residential loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the credit during the nine months ended September 30, 2021. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.

Non-Interest Income. Non-interest income increased by $2.2 million, or 223.6%, to $3.2 million for the nine months ended September 30, 2021 from $997,000 for the nine months ended September 30, 2020. The increase was due to $1.9 million bargain purchase gain for the Gibraltar merger, and a $647,000 gain on the sale of $20.0 million residential loans sold during the nine months ended September 30, 2021, offset by $547,000 lower income on bank-owned life insurance as last year the Bank collected death proceeds.

Non-Interest Expense. For the nine months ended September 30, 2021, non-interest expense increased $1.2 million over the comparable 2020 period to $10.8 million. Salaries and employee benefits increased $1.8 million, or 47.8%, attributable to adding the new Gibraltar employees, additional branch offices and normal merit increases. Data processing expense increased $284,000, or 57.6%, due to higher data processing expense from maintaining two core systems until the data processing conversion that was completed in August. Professional fees decreased $47,000, or 7.2%, due to lower legal and consulting fees. Merger expenses were $392,000 in 2021 associated with the Gibraltar Bank acquisition. The increase of other general operating expenses was mainly due to increased occupancy costs for the acquired Gibraltar Bank branches and the branch location in Hasbrouck Heights, which opened in August. During the nine months ended September 30, 2020, the Bank made a $2.9 million contribution to the Bogota Charitable Foundation and there was no contribution for the nine months ended September 30, 2021.

Income Tax Expense. Income tax expense increased $1.4 million, to $1.5 million for the nine months ended September 30, 2021 from $38,000 for the nine months ended September 30, 2020. The increase was due to $5.9 million of higher taxable income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as September 30, 2021. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$127,784	$1,731	0.58%	16.80%	(21.17)%
300 bp	132,351	6,298	5.00	17.12	13.60
200 bp	136,179	10,126	8.03	17.17	13.93
100 bp	134,314	8,261	6.55	16.49	9.42
—	126,053	—	—	15.07
(100) bp	129,406	3,353	2.66	15.11	0.27

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

As of September 30, 2021, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(0.10)%
300	(0.07)
200	0.28
100	0.36
—	—
(100)	(0.17)

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2021, we had the ability to borrow up to $255.1 million, of which $90.1 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2021, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2021, cash and cash equivalents totaled $116.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.2 million at September 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2021 totaled $276.8 million, or 46.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At September 30, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio was temporarily reduced to 8% for calendar year 2020 and 8.5% for calendar year 2021 in response to COVID-19. As of September 30, 2021, the Bank is reporting as a qualifying community bank with a ratio of 17.67%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2021 we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table provides information on repurchase by the Company of its common stock under the Company's Board approved program

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	—	$—	—	296,044
August 1 - 31, 2021	7,004	10.43	7,004	289,040
September 1 - 30, 2021	13,277	10.52	13,277	275,763
Total	20,281	$10.49	$20,281

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

101.0

The following materials for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: November 12, 2021	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: November 12, 2021	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer