Form 10-K
period 2021-12-31
Bogota Financial Corp.
filed 2022-03-29
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $50.0 million.

As of March 29, 2022 there were 14,461,555 outstanding shares of the registrant’s common stock, of which 9,772,472 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders (Part III)

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

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
•
cyber attacks, computer viruses and other technological risks that may breach the security of our website or other systems or those of third parties upon which we rely to obtain unauthorized access to confidential information and destroy data or disable our systems;
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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our cyber security risks are increased as the result of an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experience additional resolution costs.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1. Business

Bogota Financial Corp.

Bogota Financial Corp. is a Maryland corporation that was formed in September 2019 to become the bank holding company of Bogota Savings Bank as part of the mutual holding company reorganization of Bogota Savings Bank. Since being incorporated, other than holding the common stock of Bogota Savings Bank, Bogota Financial Corp. retaining approximately 50% of the net cash proceeds of the stock offering, making a loan to the employee stock ownership plan of Bogota Savings Bank and issuing shares in connection with the acquisition of Gibraltar Bank. Bogota Financial Corp. has not engaged in any other business activities. Bogota Financial Corp.’s executive offices are located at 819 Teaneck Road, Teaneck, New Jersey 07666, and its telephone number is (201) 862-0660.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share for gross proceeds of $56.6 million. In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company. Shares of the Company’s common stock began trading on January 16, 2020 on The NASDAQ Capital Market under the trading symbol “BSBK.”

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

Bogota Financial Corp.’s cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends it receives from Bogota Savings Bank. Bogota Savings Bank is subject to regulatory limitations on the amount of dividends that it may pay. Initially, Bogota Financial Corp. will not own or lease any property, but instead will pay Bogota Savings Bank for the use of its premises, furniture and equipment. We intend to employ as officers of Bogota Financial Corp. only persons who are officers of Bogota Savings Bank. However, we will use the support staff of Bogota Savings Bank from time to time. We will pay Bogota Savings Bank for the time Bogota Savings Bank employees devote to Bogota Financial Corp.; however, these individuals will not be separately compensated by Bogota Financial Corp. Bogota Financial Corp. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Bogota Financial, MHC

Bogota Financial, MHC was formed in January 2020 as a New Jersey-chartered mutual holding company in connection with the reorganization of Bogota Savings Bank into the “two-tier” mutual holding company form of organization. Bogota Financial, MHC will, for as long as it is in existence, own a majority of the outstanding shares of Bogota Financial Corp.’s common stock. As a mutual holding company, Bogota Financial, MHC is a non-stock company.

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

Bogota Savings Bank

Founded in 1893, Bogota Savings Bank is a New Jersey-chartered savings bank that operates from six offices located in Bogota, Hasbrouck Heights, Newark, Oak Ridge, Parsippany and Teaneck, New Jersey and a loan production office in Spring Lake, New Jersey and the surrounding areas are our primary market area for our business operations. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate one- to four-family residential real estate loans and commercial real estate and multi-family loans and, to a lesser extent, consumer loans, commercial and industrial loans and construction loans. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations, corporate bonds and mortgage-backed securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts.

At December 31, 2021, we had consolidated total assets of $837.4 million, total deposits of $597.5 million and total equity of $147.6 million. Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.bogotasavingsbank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

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

Market Area

Our branches, including our corporate office, are located in Bergen, Morris and Essex Counties, although we consider our lending area to generally also encompass Monmouth and Ocean Counties in New Jersey and the surrounding areas. Bergen County ranks as the most populous county in New Jersey (out of 21 counties) with a population of approximately 950,000 compared to an estimated population of 799,000 for Essex County, 630,000 for Monmouth County, 577,000 for Ocean County, 492,000 for Morris County and 9.0 million for the entire state as of December 31, 2021 according to US Bureau of Labor Statistics. The economy in our primary market area has benefited from being varied and diverse, with a broad economic base. Bergen, Essex, Monmouth, Ocean and Morris Counties have a median household income of approximately $101,000, $63,000, $98,000, $68,000 and $146,000, respectively, as of December 31, 2021, according to US Bureau of Labor Statistics. The median household income for New Jersey is approximately $83,000 and the median household income is approximately $63,000 for the United States. As of December 2021, the unemployment rate was 6.8% for Bergen County, 9.5% for Essex County, 6.4% for Monmouth County, 6.8% for Ocean County and 5.9% for Morris County, compared to 7.7% for New Jersey and a national rate of 6.2% according to US Bureau of Labor Statistics.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the federal government, such as Treasury bills. Based on FDIC data at June 30, 2021 (the latest date for which information is available), we had 0.78% of the FDIC-insured deposit market share in Bergen County, which was the 21th largest market share among the 46 institutions with offices in the county. Based on FDIC data at June 30, 2021 (the latest date for which information is available), we had 0.05% of the FDIC-insured deposit market share in Essex County, which was the 30th largest market share among the 31 institutions with offices in the county. Based on FDIC data at June 30, 2021 (the latest date for which information is available), we had 0.12% of the FDIC-insured deposit market share in Morris County, which was the 26th largest market share among the 31 institutions with offices in the county. Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in Bergen County and the other markets that we serve.

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

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing consolidation trend in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and loans could limit our growth in the future.

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

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2021
	Residential Real Estate Loans	Commercial and Multi- Family Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$—	$6,986	$1,637	$—	$—	$8,623
More than one year through five years	12,042	4,721	1,028	958	428	19,177
More than five years through fifteen years	86,079	108,947	38,150	6,078	9,939	249,193
More than fifteen years	221,847	54,721	570	870	17,362	295,370
Total	$319,968	$175,375	$41,385	$7,906	$27,729	$572,363

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$268,303	$51,665	$319,968
Commercial and multi-family real estate loans	24,766	143,623	168,389
Construction loans	—	39,748	39,748
Commercial and industrial loans	7,767	139	7,906
Consumer loans	5,446	22,283	27,729
Total	$306,282	$257,458	$563,740

Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2021, one- to four-family residential real estate loans totaled $320.0 million, or 55.9% of our total loan portfolio, and consisted of $268.3 million of fixed-rate loans and $51.7 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area.

We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years. The one- to four-family residential mortgage loans that we originate are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” Loans to be sold to other approved investors or secondary market sources are underwritten to their specific requirements. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. We also originate loans above the conforming limits up to a maximum amount of $2.5 million, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. Loans originated for sale, which totaled $1.2 million at December 31, 2021 are not included in the total above and are classified as held for sale on the consolidated balance sheet.

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

We will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value, depending on the size of the loan. Additionally, we will originate residential mortgage loans on townhouses or condominiums with loan-to-value ratios of up to 75% of the appraised value, depending on the size of the loan. Our conforming residential real estate loans may be for up to 90% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that we have approved.

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

Commercial and Multi-Family Real Estate Loans. At December 31, 2021, we had $175.4 million in commercial and multi-family real estate loans, representing 30.6% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2021, commercial real estate loans totaled $121.4 million, of which $38.6 million was owner-occupied real estate and $82.8 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers. Our commercial real estate loans are offered with fixed or adjustable interest rates. Interest rates on our adjustable-rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us. At December 31, 2021, our largest commercial real estate loan totaled $13.2 million and was secured by an office building located in our primary market area. At December 31, 2021, this loan was performing in accordance with its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, experience and financial condition of the borrower (including credit history), as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2021, multi-family real estate loans totaled $54.0 million representing 9.4% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with fixed interest rates or with a variety of adjustable interest rates with terms and amortization periods generally of up to 25 years. Interest rates on our adjustable-rate multi-family real estate loans adjust and the interest rate is generally indexed to the Federal Home Loan Bank advance rate, plus a margin. At December 31, 2021, our largest multi-family real estate loan had an outstanding balance of $4.8 million and was secured by an apartment building located in our primary market area. At December 31, 2021, this loan was performing according to its original terms.

In underwriting multi-family real estate loans, we require a debt service coverage ratio of at least 1.20x and consider several factors, including the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans have loan-to-value ratios of up to 75% of the appraised value of the property securing the loans for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers. All of our multi-family real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us. The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Consumer Loans. We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of home equity loans and lines of credit. At December 31, 2021, consumer loans totaled $27.7 million, or 4.8% of our total loan portfolio.

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

Construction Loans. We also originate loans to finance the construction of one- to four-family residential properties. At December 31, 2021, residential construction loans totaled $41.4 million, or 7.2% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area.

Our residential land and acquisition loans are generally structured as two-year interest-only balloon loans. The interest rate is generally a fixed rate based on an index rate, plus a margin. Our construction-to-permanent loans are generally structured as interest-only, adjustable-rate loans with a duration of six to twelve months for the construction phase. The interest rate on these loans is based on the prime interest rate as published in The Wall Street Journal, plus a margin. Construction loan-to-value ratios for one- to four-family residential properties generally will not exceed 80% of the appraised value of the property on a completed basis, while loan-to-value ratios for land acquisition financing will not exceed 50% of the value of the land for an unimproved lot and 75% of the value of the land for an improved lot. Once the construction project is satisfactorily completed, we look to provide permanent financing.

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. At December 31, 2021, we had a single commercial construction loan that totaled $11.0 million, or 1.9% of our total loan portfolio. This loan was secured by an office building located in our primary market area. At December 31, 2021, this loan was performing according to its original terms. We also had undrawn amounts on the commercial construction loan totaling $36.9 million at December 31, 2021.

Historically, our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually between 12 to 24 months. The interest rate is generally adjustable based on an index rate, typically the prime interest rate as published in The Wall Street Journal, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our construction loans for the construction of one- to four-family residential properties may convert to permanent residential real estate loans. Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project or a maximum loan-to-value ratio of 50% for raw land.

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

Commercial and Industrial Loans. We offer commercial loans and adjustable-rate lines of credit up to $500,000 to small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2021, commercial and industrial loans totaled $7.9 million, or 1.4% of total loans, which consisted of 43 commercial and industrial loans that totaled $2.1 million and 50 loans under the Paycheck Protection Program ("PPP") that totaled $5.8 million.

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

When making commercial and industrial loans, we require a debt service coverage ratio of at least 1.25x and we review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made up to 70% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans. Personal guarantees are obtained from commercial and industrial borrowers.

During 2020, as a result of the COVID-19 global health crisis, the U.S. government and regulatory agencies took several actions to provide support to the U.S. economy. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 as a $2 trillion legislative package. The CARES Act authorized the Small Business Administration (the “SBA”) to temporarily guarantee loans under the PPP. Eligible businesses could apply for a PPP loan up to a greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of a borrower’s PPP loan, including any accrued interest, is eligible to be forgiven under the PPP if employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

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

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise and credit history and the value of the underlying property. We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. We require a Phase 1 environmental report when we believe a possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Construction Loans. Our construction loans are based upon our estimates of costs to complete a project and the value of the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage its operations. All construction loans for which the builder does not have a binding purchase agreement must be approved by our internal loan committee.

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

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be readily ascertainable, commercial business loans have higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Originations, Purchases and Participations of Loans

Lending activities are conducted by our loan personnel operating at our main office, branch office locations and loan production office. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

As a supplement to our in-house loan originations of one- to four-family residential real estate loans, beginning in 2013, we entered into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with five different mortgage brokers, none of which we have an ownership interest in or any common employees or directors. Three of the mortgage brokers are located in Morris County, New Jersey, and one mortgage broker is located in each of Hudson and Ocean County, New Jersey. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them to Bogota Savings Bank following our underwriting analysis. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans.

For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended December 31, 2021 and 2020, we purchased for our portfolio $18.0 million and $37.9 million, respectively, of loans from these mortgage brokers. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed and adjustable interest rate one- to four-family real estate loans, with maturities up to 30 years, with a per loan limit of $1.0 million.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2021, the outstanding balances of our loan participations where we are not the lead lender totaled $9.0 million, all of which were commercial or multi-family real estate loans. All such loans were performing according to their original terms at December 31, 2021.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2021, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $18.2 million. On the same date, Bogota Savings Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2021, our largest loan relationship with a single borrower was for $13.2 million, which consisted of four loans secured by various commercial real estate and multi-family properties in our primary market area. The underlying loans were performing in accordance with their terms on that date.

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s title and experience and the type of loan.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses and certain asset quality ratios for the periods indicated.

	At or for the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Total loans	$573,515	$559,932
Net loans	570,210	557,691
Average loans	583,362	563,769
Non-performing loans	865	693
Allowance at beginning of year	2,241	2,016
Provision (credit) for loan losses	(88)	200

Charge offs:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Residential real estate loans	—	25
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total recoveries	—	25

Net recoveries	—	25

Allowance for loan losses at end of period	$2,153	$2,241

Allowance for loan losses to non-performing loans at end of period	248.90%	323.38%
Allowance for loan losses to total loans outstanding at end of period	0.38%	0.40%
Non-performing loans to total loans	0.15%	0.12%
Net recoveries to average loans outstanding during period	—%	—%
Net recoveries to average residential real estate loans outstanding during period	—%	0.01%
Net recoveries to average commercial and multi-family real estate loans outstanding during period	—%	—%
Net recoveries to average construction loans outstanding during period	—%	—%
Net recoveries to average commercial and industrial loans outstanding during period	—%	—%
Net recoveries to average consumer loans outstanding during period	—%	—%

Allocation of Allowance for Loan Losses. The following tables sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$1,092	50.72%	55.90%	$1,254	55.96%	60.72%
Commercial and multi-family real estate loans	769	35.72	30.64	841	37.53	30.65
Construction loans	195	9.06	7.23	45	2.01	1.77
Commercial and industrial loans	9	0.42	1.38	14	0.62	2.44
Consumer loans	88	4.09	4.84	87	3.88	4.41
Total	$2,153	100.00%	100.00%	$2,241	100.00%	100.00%

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy, which is reviewed at least annually by the board. This policy dictates that investment decisions be made based on liquidity needs, potential returns, consistency with our interest rate risk management strategy and the need for an adequate diversification of assets. An investment committee, consisting of authorized officers, selected by the board of directors, oversees our investing activities and strategies. The authorized officers are our President and Chief Executive Officer, Executive Vice President and Compliance Officer and Executive Vice President and Chief Financial Officer. The board has designated our Executive Vice President and Chief Financial Officer as our investment officer, who is primarily responsible for daily investment activities. All purchases and sales of securities must be authorized by two officers on the investment committee. Security purchases are limited to no more than $10.0 million a day and cannot amount to more than 25% of the investment portfolio in any given month, in each case without the unanimous approval of the members of the investment committee. The board of directors reviews the activities of the investment committee at each of its meetings.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
U.S. government and agency obligations	$—	—%	$—	—%	$3,000	2.00%	$—	—%	$3,000	$3,000	2.00%
Municipal securities	4,006	0.78	903	1.00	375	3.00	1,733	1.87	7,017	7,048	1.20
Corporate bonds	—	—	13,681	3.89	—	—	—	—	13,681	14,052	3.89
Mortgage-backed securities – residential	—	—	—	—	2,636	1.06	14,278	1.29	16,914	16,748	1.25
Mortgage-backed securities – commercial	2,328	2.24	11,760	2.25	16,743	1.39	2,610	1.46	33,441	33,233	1.76
Total	$6,334	1.32%	$26,344	3.06%	$22,754	1.46%	$18,621	1.37%	$74,053	$74,081	2.01%

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. At December 31, 2021, municipal deposits totaled $31.5 million, which represented 5.3% of total deposits.

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

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2021, we had $52.9 million of brokered deposits, which represented 8.9% of total deposits at December 31, 2021 with such funds having a weighted average remaining term to maturity of 36 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

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

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2021			2020
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest bearing demand accounts	$39,318	6.58%	—%	$27,062	5.39%	—%
NOW accounts	69,940	11.74	0.82	28,672	5.71	0.74
Money market accounts	57,541	9.63	0.34	58,114	11.58	0.47
Savings accounts	64,285	10.76	0.26	31,761	6.33	0.25
Certificates of deposit	366,396	61.32	0.74	356,364	70.99	1.33
Total	$597,480	100.00%	0.61%	$501,973	100.00%	1.06%

As of December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $43.2 million, $5.9 million and $41.6 million respectively. As of December 31, 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $62.3 million, $7.6 million and $94.2 million respectively. The amount of uninsured deposits is estimated on a per account basis, actual uninsured deposits may vary when accounts are combined to a single owner. The following table sets forth the maturity of the portion of our certificate of deposit that are in excess of the Federal Deposit Insurance Corporation insurance limit as of December 31, 2021.

At December 31, 2021
(In thousands)
Maturity Period:
Three months or less	$18,211
Over three through six months	8,978
Over six through twelve months	7,387
Over twelve months	6,991
Total	$41,567

Employees and Human Capital Resources

As of December 31, 2021, we had 73 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 75% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and operations centers. All employees were asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs, whereby employees are compensated for incorporating healthy habits into their daily routines.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At December 31, 2021, 38% of our current staff had been with us for five years or more.

Subsidiaries

Bogota Securities Corp. is a New Jersey investment corporation subsidiary formed in 2014 to buy, sell and hold investment securities. The income earned on Bogota Securities Corp.’s investment securities is subject to a lower state tax than that assessed on income earned on investment securities maintained at Bogota Savings Bank.

In 1999, Bogota Savings Bank established Bogota Properties, LLC, a New Jersey-chartered limited liability company to secure, manage and hold foreclosed assets. Bogota Properties, LLC was inactive at December 31, 2021.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: Tier 1 capital to average assets of 4.00%, Common equity tier 1 capital to risk weighted assets of 4.50%, Tier 1 capital to risk weighted assets of 6.00% and Total capital to risk weighted assets of 8.00%.

Common equity tier 1 capital, Tier 1 capital, Total capital, risk weighted assets and average assets are defined in the Basel III rules. The Bogota Savings Bank opted to exclude accumulated other comprehensive income components from common equity Tier 1 and Total regulatory capital. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the Federal Deposit Insurance Corporation that, if undertaken, could have a direct material effect on Bogota Savings Bank.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% on January 1, 2019.

The Economic Growth, Regulatory Relief, and Consumer Protection Act required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a community bank leverage ratio (“CBLR”) for financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria (“qualifying community banking organizations”). The federal banking agencies adopted a final rule that established 9% as the CBLR, effective January 1, 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) temporarily lowered the CBLR requirement to 8.0%, with federal regulation making the reduced ratio effective April 23, 2020. Another rule was issued to transition back to the 9.0% CBLR by increasing the ratio to 8.5% for calendar year 2021 and to 9.0% thereafter.

Qualifying community banking organizations may opt into and out of the CBLR framework on their quarterly call reports. Qualifying community banking organizations that elect to use the CBLR framework and that meet the specified capital requirement, which starting in 2022 is maintaining a leverage ratio of greater than 9%, are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the prompt corrective action statutes. The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization.

Bogota Savings Bank elected to use the CBLR framework as of December 31, 2021. Bogota Savings Bank’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of Bogota Savings Bank at December 31, 2021 was 14.55%; see note 13 for more information.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a CBLR ratio of 9.0% or greater, starting in 2022, or a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. At December 31, 2021, Bogota Savings Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

As noted above, federal legislation has modified the Basel III requirements for qualifying banks with less than $10.0 billion in assets who elect to follow the CBLR framework. Institutions that exceed the CBLR will be considered “well capitalized” for purposes of prompt corrective action.

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

A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Bogota Savings Bank’s loans. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $250,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons., see note 5 for more information.

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

Federal Insurance of Deposit Accounts. Bogota Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Bogota Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of Bogota Savings Bank’s deposit insurance, see note 8 for more information.

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

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Bogota Savings Bank was in compliance with this requirement at December 31, 2021.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. However, pursuant to federal legislation, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve has issued guidance that requires consultation with supervisory staff prior to a bank holding company’s payment of dividends or repurchases of stock under certain circumstances. These regulatory policies could affect the ability of Bogota Financial Corp. to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

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

Acquisition. Federal laws and regulations and the New Jersey Banking Act provide that no person may acquire control of a bank holding company, such as Bogota Financial Corp., without the prior non-objection or approval of the Federal Reserve Board and the NJDBI. Control, as defined under the Change in Bank Control Act and applicable federal regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Bogota Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, the Bank Holding Company Act of 1956, as amended, provides that no company may acquire control of a bank or bank holding company within the meaning of that Act without having first obtained the approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and applicable Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

New Jersey Holding Company Regulation. Bogota Financial, MHC and Bogota Financial Corp. are subject to regulation under New Jersey banking law. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the federal Bank Holding Company Act. Each bank holding company controlling a New Jersey-chartered bank or savings bank must file certain reports with the NJDBI and is subject to examination by the NJDBI.

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

Emerging Growth Company Status. Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company with pre-IPO total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Bogota Financial Corp. qualifies as an emerging growth company under the JOBS Act.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Bogota Financial Corp. has in place policies, procedures and systems designed to comply with these regulations, and Bogota Financial Corp. will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

The CARES Act

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•
Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as troubled debt restructurings and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•
The ability of a borrower of a federally-backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic, to request forbearance from paying their mortgage. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by administrative action.

•
The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance because of financial hardship during the COVID-19 emergency. A forbearance could be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The Paycheck Protection Program (“PPP”), established as part of the CARES Act, provided 100% federally guaranteed loans (principal and interest) to eligible small businesses through the SBA’s 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses, including, but not limited to, mortgage interest, rent and utilities. In May 2021, the SBA announced that PPP funding has been exhausted and the SBA stopped accepting new loan applications.

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

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. See Note 10 in the Notes to consolidated financial statements that appear in this Annual Report on Form 10-K for additional information. At December 31, 2021, Bogota Savings Bank had net operating loss carryovers assumed from the Gibraltar merger.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2021, Bogota Savings Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Bogota Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Bogota Savings Bank’s federal income tax returns and New Jersey State income tax returns have not been audited in the last three years.

State Taxation

In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The statutory tax rate is currently 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate was 0.05% for 2019, 0.025% for 2020 and completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

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
•
if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
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

At December 31, 2021, approximately $320.0 million, or 55.9% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Essex, Morris, Monmouth and Ocean Counties in New Jersey. Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans. Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our strategy of increasing the amount of commercial and multi-family real estate loans we originate may expose us to increased lending risks.

At December 31, 2021, $175.4 million, or 30.6% of our loan portfolio, consisted of commercial and multi-family real estate loans. We are committed to increasing our commercial lending. However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and multi-family real estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property. Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties. Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

The Financial Accounting Standards Board has delayed the effective date of the implementation of Current Expected Credit Losses, or CECL, standard. CECL will be effective for CFSB Bancorp, Inc. on January 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

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

Certificates of deposit comprised $366.4 million or 61.3% of our total deposits at December 31, 2021. Certificates of deposit due within one year of December 31, 2021 totaled $254.3 million, or 42.6% of total deposits. This included $52.9 million of brokered deposits, which represented 8.9% of total deposits. While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area will also make it difficult for us to obtain reasonably-priced deposits. If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability, or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

If our banking deposits that we receive from municipalities were lost within a short period of time, it could negatively impact our liquidity and earnings.

As of December 31, 2021, we held $31.5 million of deposits from municipalities in our primary market area in New Jersey. These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

Our business strategy includes pursuing acquisition opportunities of other financial institutions. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services. Acquiring other banks may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things: difficulty in estimating the value of the target institution; payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term; potential exposure to unknown or contingent tax or other liabilities; exposure to potential asset quality problems; difficulty and expense of integrating the operations and personnel of the target institution; risk that the acquired business will not perform according to management’s expectations because of our inability to realize projected revenue increases, cost savings, improved geographic or product presence, or other projected benefits; potential disruptions to our business; potential diversion of our management 's time and attention; and the possible loss of key employees and customers of the target institution.

Our business strategy contemplates moderate organic growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $96.4 million, or 13.0%, from $740.9 million at December 31, 2020 to $837.4 million at December 31, 2021, primarily due to increases in loans receivable. Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations. Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

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

The federal banking agencies adopted a rule, effective January 1, 2020, that authorizes institutions with assets of less than $10 billion and that meet other specified criteria, to elect to comply with a “community bank leverage ratio” (the ratio of a bank’s Tier 1 equity capital to average total consolidated assets) of 9% in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A “qualifying community bank” with capital exceeding 9% that exercises the election will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The community bank leverage ratio was temporarily reduced to 8% in 2020 pursuant to federal legislation enacted to address economic conditions resulting from COVID-19. We elected to comply with the community bank leverage ratio.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2021, the net book value of our land, building and equipment was $5.7 million. The following table sets forth information regarding our offices as of December 31, 2021:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road Teaneck, NJ 07666	Owned	2004	$3,887

60 East Main Street Bogota, NJ 07603	Owned	1941	$208

181 Boulevard
Hasbrouck Heights, NJ 07604	Owned	2020	$2,451

1719 Route 10 East
Parsippany, NJ 07054	Leased	2021	$131

5527 Berkshire Valley Road
Oak Ridge, NJ 000	Owned	2021	$159

1039 South Orange Road
Newark, NJ 07106	Owned	2021	$1,212

Other Offices:

510 Warren Ave 07762
Spring Lake, NJ 000	Leased	2021	$158

655 Pomander Walk(1) Teaneck, NJ 07666	Leased	2010	$3

(1)
Private location for facility residences and employees.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business. At December 31, 2021, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. has been listed on The NASDAQ Capital Market under the symbol “BSBK” since January 16, 2020. At March 26, 2022, Bogota Financial Corp. had approximately 2,016 stockholders of record.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2021.

On June 16, 2021, the Company’s Board of Directors approved the repurchase of 296,044 shares of its common stock, which is approximately 5% of its outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table provides information on repurchase by the Company of its common stock under the Company's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	15,268	$10.40	15,268	260,495
November 1 - 30, 2021	5,035	10.16	5,035	255,460
December 1 - 31, 2021	5,567	10.27	5,567	249,893
Total	25,870	$10.33	25,870

ITEM 6. RESERVED

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the information contained in our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. Certain of the information in this section has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. You should read the information in this section in conjunction with the other business and financial information provided in this Annual Report on Form 10-K.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, net gains in cash surrender value of bank-owned life insurance, a bargain purchase gain recorded in 2021 and miscellaneous income.

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, federal deposit insurance premiums, advertising, directors fees, professional fees, a contribution to our charitable foundation in 2020 and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for worker’s compensation and disability insurance, health insurance, retirement plans, our employee stock ownership plan, our equity incentive plan and other employee benefits, as well as other incentives.

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

Advertising includes most marketing expenses, including multi-media advertising (public and in-store), promotional events and materials, civic and sales-focused memberships, and community support.

Professional fees include legal, accounting, auditing, risk management and payroll processing expenses.

Directors fees consist of the fees we pay to our directors for their service on our board of directors, as well as the costs associated with the directors’ retirement plan and grants to directors under our equity incentive plan.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to individuals and businesses. We believe that we have a competitive advantage in the markets we serve because of our 128-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. We believe we can distinguish ourselves by maintaining the culture of a local community bank. The following are the key elements of our business strategy:

Continue to focus on residential real estate lending. We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area. As of December 31, 2021, $320.0 million, or 56.1% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending. We have increased our commercial real estate and multi-family loan portfolio to $175.4 million, or 30.6% of total loans, at December 31, 2021, from $171.6 million, or 30.7% of total loans, at December 31, 2020. We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average term to repricing of our loans. We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area. Further, the additional capital raised in the offering enabled us to increase our commercial real estate and multi-family loan originations in our market area, and originate loans with larger balances.

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

Increase lower-cost core deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. At December 31, 2021, core deposits comprised 38.7% of our total deposits compared to 29.0% of our total deposits at December 31, 2020. Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services.

Grow through opportunistic bank or branch acquisitions. We opened a new branch in Hasbrouck Heights during the second quarter of 2021 and we completed the acquisition of Gibraltar Bank in February 2021, which increased our footprint by three branches and added a loan production office in central New Jersey. We will consider other acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to continue to expand into contiguous markets. The capital we raised in the offering will also provide us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as renegotiating key third-party contracts and reducing other operating expenses. Our efficiency ratio was 60.85% for the year ended December 31, 2021. While our non-interest expenses increased when we became a public company, we will continue to monitor and control expenses as we focus on growth. To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting. We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2021, non-performing assets totaled $865,000, which represented 0.10% of total assets. At December 31, 2020, there were $693,000 of non-performing assets which represented 0.09% of total assets.

Increase in Non-Interest Expense

Following the January 2020 completion of the reorganization and stock offering, our non-interest expenses increased because of the increased costs associated with operating as a public company. Compensation expenses further increased due to the implementation of our employee stock ownership plan expenses and our equity incentive plan.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, income and expenses and disclosure of contingent assets and liabilities. We consider the accounting policy discussed below to be a critical accounting policy, which is presented in the notes to the consolidated financial statements. The estimates and assumptions that we use are based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including current economic conditions, delinquency statistics, geographic concentrations, and the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

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

The following tables set forth selected historical financial and other data for Bogota Financial Corp. and Bogota Savings Bank at and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page 47 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2021 and 2020 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K.

	At December 31,
	2021	2020
	(In thousands)
Selected Financial Condition Data:
Total assets	$837,362	$740,905
Cash and cash equivalents	105,069	80,386
Securities held-to-maturity	74,053	57,504
Securities available-for-sale	41,839	11,871
Loans receivable, net	570,210	557,691
Bank owned life insurance	24,524	16,916
Total liabilities	689,785	612,437
Deposits	597,480	501,973
Borrowings	85,052	104,291
Total equity	147,576	128,468

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Selected Operating Data:
Interest income	$25,068	$23,276
Interest expense	5,791	9,679
Net interest income	19,277	13,597
Provision for loan losses	$(88)	200
Net interest income after provision for loan losses	19,365	13,397
Non-interest income	4,494	1,106
Non-interest expenses	14,464	11,998
Income before income taxes	9,395	2,505
Income taxes	1,875	437
Net income	$7,520	$2,068

	At or For the Year Ended December 31,
	2021	2020
Performance Ratios:
Return on average assets (1)	1.23%	0.28%
Return on average equity (2)	7.06%	1.66%
Interest rate spread (3)	2.33%	1.63%
Net interest margin (4)	2.50%	1.93%
Efficiency ratio (5)	60.85%	81.60%
Average interest-earning assets to average interest- bearing liabilities	122.40%	122.01%
Loans to deposits	95.44%	111.10%
Equity to assets (6)	17.55%	16.97%

Capital Ratios: (Bank only)
Tier 1 capital (to adjusted total assets)	17.88%	22.50%

Other Data:
Number of offices	6	2
Number of full-time equivalent employees	74	45

(1)
Represents net income divided by average total assets.
(2)
Represents net income divided by average equity.
(3)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 30% for 2021 and 2020.
(4)
Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 30% for 2021 and 2020.
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

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$99,842	$151	0.15%	$68,553	$449	0.65%	$31,978	$681	2.13%
Loans	583,362	22,672	3.89	563,769	20,871	3.70	534,249	20,230	3.79
Securities	86,035	1,971	2.29	65,871	1,615	2.45	72,558	1,920	2.65
Other interest-earning assets	5,606	273	4.87	6,008	341	5.68	5,225	311	5.96
Total interest-earning assets	774,845	25,067	3.24	704,201	23,276	3.31	644,010	23,142	3.59
Non-interest-earning assets	42,252			28,804			27,871
Total assets	$817,097			$733,005			$671,881

Liabilities and Equity:
NOW and money market accounts	$104,945	625	0.60	$59,984	530	0.88	$60,876	767	1.26
Savings accounts	58,880	127	0.22	30,005	77	0.26	29,967	77	0.26
Certificates of deposit	373,490	3,519	0.94	382,696	7,155	1.87	397,314	9,066	2.28
Total interest-bearing deposits	537,315	4,271	0.79	472,685	7,762	1.64	488,157	9,910	2.03

Federal Home Loan Bank advances	97,621	1,519	1.56	104,479	1,916	1.83	85,400	2,063	2.42
Total interest-bearing liabilities	634,936	5,790	0.91	577,164	9,678	1.68	573,557	11,973	2.09
Non-interest-bearing deposits	30,952			22,109			13,687
Other non-interest-bearing liabilities	8,822			9,371			11,003
Total liabilities	674,710			608,644			598,247
Total equity	142,387			124,361			73,634
Total liabilities and equity	$817,097			$733,005			$671,881
Net interest income		$19,277			$13,598			$11,169
Interest rate spread (1)			2.33%			1.63%			1.51%
Net interest margin (2)			2.50%			1.93%			1.73%
Average interest-earning assets to average interest-bearing liabilities		$139,909			$127,037			$70,453

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

	Year Ended December 31, 2021 vs. 2020			Year Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$47	$(345)	$(298)	$238	$(470)	$(232)
Loans receivable	762	1,039	1,801	1,092	(451)	641
Securities	462	(106)	356	(164)	(141)	(305)
Other interest-earning assets	(20)	(48)	(68)	45	(15)	30
Total interest-earning assets	1,251	540	1,791	1,211	(1,077)	134

Interest expense:
NOW and money market accounts	396	(301)	95	(8)	(229)	(237)
Savings accounts	8	42	50	—	—	—
Certificate of deposit	(172)	(3,464)	(3,636)	(272)	(1,638)	(1,910)
Federal Home Loan Bank advances	(126)	(271)	(397)	355	(502)	(147)
Total interest-bearing liabilities	106	(3,994)	(3,888)	75	(2,369)	(2,294)

Net increase (decrease) in net interest income	$1,145	$4,534	$5,679	$1,136	$1,292	$2,428

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total assets increased $96.5 million, or 13.0%, to $837.4 million at December 31, 2021 from $740.9 million at December 31, 2020. The increase was primarily due to $106.8 million in assets acquired from the Gibraltar Bank acquisition.

Cash and Cash Equivalents. Total cash and cash equivalents increased $24.7 million, or 30.7%, to $105.1 million at December 31, 2021 from $80.4 million at December 31, 2020. This increase was primarily due to the $19.4 million in cash from the Gibraltar acquisition and a $95.5 million increase in deposits, offset by purchases of debt and security payments.

Securities Available for Sale. Total securities available for sale increased $30.0 million, or 252.5%, to $41.8 million at December 31, 2021 from $11.9 million. The increase was due to increases of $26.0 million in mortgage-backed securities, $3.0 million in agency bonds and $1.0 million in corporate bonds.

Securities Held to Maturity. Total securities held to maturity increased $16.5 million, or 28.8%, to $74.1 million at December 31, 2021 from $57.5 million at December 31, 2020, primarily due to a $5.0 million increase in corporate bonds, a $2.5 million increase in municipal securities, a $7.2 million increase in mortgage-backed securities and a $3.0 million increase in U.S. government agency obligations.

Net Loans. Net loans increased $12.5 million, or 2.2%, to $570.2 million at December 31, 2021 from $557.7 million at December 31, 2020. The increase in loans was primarily due to the $76.8 million of loans acquired from Gibraltar Bank, which was offset by $127.0 million in loan repayments and the sale of $25.0 million of residential loans. The increase was due to a $3.8 million, or 2.2%, increase in commercial and multi-family real estate loans to $175.4 million at December 31, 2021 from $171.6 million at December 31, 2020, an increase of $31.5 million, or 318.2%, in construction real estate loans to $41.4 million at December 31, 2021 from $9.9 million at December 31, 2020 and an increase of $3.0 million, or 12.2%, in consumer loans to $27.7 million at December 31, 2021 from $24.7 million at December 31, 2020, offset by a decrease of $20.0 million, or 5.9%, in one-to four-residential real estate loans to $320.0 million at December 31, 2021 from $340.0 million at December 31, 2020 and a decrease of $5.8 million, or 42.3%, in commercial and industrial loans to $7.9 million at December 31, 2021 from $13.7 million as of December 31, 2020. The decrease in commercial and industrial loans was due to the forgiveness and repayment of $9.2 million in PPP loans that were originated in 2021 and 2020. As of December 31, 2021, the Bank had $1.2 million in loans held for sale compare the no loans held for sale as of December 31, 2020.

Bank-owned life insurance. Bank-owned life insurance increased $7.6 million, or 45.0%, to $24.5 million at December 31, 2021 from $16.9 million at December 31, 2020. The increase in bank-owned life insurance was due to $8.0 million in new bank-owned life insurance offset by the collection of death proceeds.

Deposits. Total deposits increased $95.5 million, or 19.0%, to $597.5 million at December 31, 2021 from $502.0 million at December 31, 2020 primarily due to the $81.9 million of deposits acquired from Gibraltar Bank. The increase in deposits reflected an increase in interest bearing deposits of $83.3 million, or 17.5%, to $558.2 million as of December 31, 2021 from $474.9 million at December 31, 2020 and an increase in non-interest bearing deposits of $12.3 million, or 45.3%, to $39.3 million as of December 31, 2021 from $27.1 million as of December 31, 2020.

At December 31, 2021, municipal deposits totaled $31.5 million, which represented 5.3% of total deposits, and brokered deposits totaled $52.9 million, which represented 8.9% of total deposits. At December 31, 2020, municipal deposits totaled $37.6 million, which represented 7.5% of total deposits, and brokered deposits totaled $54.2 million, which represented 10.8% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $19.2 million, or 18.4%, to $85.1 million at December 31, 2021 from $104.3 million at December 31, 2020, as maturities of $31.4 million of FHLB advances were offset by $10.0 million of borrowings that were assumed from Gibraltar Bank. The weighted average rate of borrowings was 1.69% and 1.64% as of December 31, 2021 and December 31, 2020, respectively.

Total Equity. Stockholders’ equity increased $19.1 million or 14.9% to $147.6 million from $128.5 million at December 31, 2020, primarily due to the $11.5 million of stock issued in connection with the acquisition of Gibraltar Bank and the $7.5 million of net income for the twelve months ended December 31, 2021. At December 31, 2021, the Company’s ratio of average stockholders’ equity-to-total assets was 17.55%, compared to 16.97% at December 31, 2020.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income increased by $5.5 million to $7.5 million for the twelve months ended December 31, 2021 from $2.1 million for the twelve months ended December 31, 2020. The increase was due to increases in net interest income of $5.7 million, a decrease in the provision (credit) for loan losses of $288,000 and an increase in non-interest income of $3.4 million, offset by increases in non-interest expense of $2.5 million and income tax expense of $1.4 million.

Interest Income. Interest income on cash and cash equivalents decreased $298,000, or 66.4%, to $151,000 for the twelve months ended December 31, 2021 from $449,000 for the twelve months ended December 31, 2020 due to a 50 basis point decrease in the average yield on cash and cash equivalents from 0.65% for the twelve months ended December 31, 2020 to 0.15% for the twelve months ended December 31, 2021 due to the lower interest rate environment. The decrease was offset by a $31.3 million increase in the average balance of cash and cash equivalents to $99.8 million for the twelve months ended December 31, 2021 from $68.6 million for the twelve months ended December 31, 2020, reflecting excess liquidity as deposit growth exceeded loan growth.

Interest income on loans increased $1.8 million, or 8.6%, to $22.7 million for the twelve months ended December 31, 2021 from $20.9 million for the twelve months ended December 31, 2020 due to a $19.6 million increase in the average balance of loans to $583.4 million for the twelve months ended December 31, 2021 from $563.8 million for the twelve months ended December 31, 2020. The increase in the average balance of loans reflected our continued efforts to increase our loan originations and the loans acquired from Gibraltar Bank. The increase was supplemented by a 19 basis point increase in the average yield on loans from 3.70% for the twelve months ended December 31, 2020 to 3.89% for the twelve months ended December 31, 2021.

Interest income on securities increased $356,000, or 22.1%, to $2.0 million for the twelve months ended December 31, 2021 from $1.6 million for the twelve months ended December 31, 2020 due to a $20.2 million increase in the average balance of securities to $86.0 million for the twelve months ended December 31, 2021 from $65.9 million for the twelve months ended December 31, 2020 offset by a 16 basis point decrease in the average yield from 2.45% for the twelve months ended December 31, 2020 to 2.29% for the twelve months ended December 31, 2021, reflecting the purchase of investment securities at lower interest rates with excess liquidity as deposit growth exceeded loan growth.

Interest Expense. Interest expense decreased $3.9 million, or 40.2%, to $5.8 million for the year ended December 31, 2021 from $9.7 million for the year ended December 31, 2020. The decrease primarily reflected an 85 basis point decrease in the average cost of interest-bearing liabilities to 0.79% for the year ended December 31, 2021 from 1.67% for the year ended December 31, 2020, offset by a $64.6 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $3.5 million, or 45.0%, to $4.3 million for the twelve months ended December 31, 2021 from $7.8 million for the twelve months ended December 31, 2020. The decrease was due primarily to 85 basis point decrease in the average cost of interest-bearing deposits to 0.79% for the twelve months ended December 31, 2021 from 1.64% for the twelve months ended December 31, 2020. The decrease in the average cost of deposits was due to the lower interest rate environment, an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $64.6 million increase in the average balance of deposits to $537.3 million for the twelve months ended December 31, 2021 from $472.7 million for the twelve months ended December 31, 2020.

Interest expense on Federal Home Loan Bank borrowings decreased $397,000, or 20.7%, from $1.9 million for the twelve months ended December 31, 2020 to $1.5 million for the twelve months ended December 31, 2021. The decrease was primarily due to the lower interest rate environment, as the average cost of borrowings decreased 27 basis point to 1.56% for the twelve months ended December 31, 2021 from 1.83% for the twelve months ended December 31, 2020.

Net Interest Income. Net interest income increased $5.7 million, or 41.8%, to $19.3 million for the twelve months ended December 31, 2021 from $13.6 million for the twelve months ended December 31, 2020. The increase reflected a 70 basis point increase in our net interest rate spread to 2.33% for the twelve months ended December 31, 2021 from 1.63% for the twelve months ended December 31, 2020. Our net interest margin increased 57 basis points to 2.50% for the twelve months ended December 31, 2021 from 1.93% for the twelve months ended December 31, 2020.

Provision for Loan Losses. We recorded a credit for loan losses of $88,000 for the twelve months ended December 31, 2021 compared to a provision for loan losses of $200,000 for the twelve months ended December 31, 2020. Lower balances in residential loans following the sale of $25.0 million of such loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the credit during the twelve months ended December 31, 2021. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.

Non-Interest Income. Non-interest income increased by $3.4 million or 306.4%, to $4.5 million for the twelve months ended December 31, 2021 from $1.1 million for the twelve months ended December 31, 2020. The increase was due to a $2.0 million bargain purchase gain for the Gibraltar merger in 2021, a $786,000 gain on sale of $25.0 million residential loans sold during the twelve months ended December 31, 2021, and $409,000 higher income on bank owned life insurance due to the purchase of $8.0 million of bank-owned life insurance and collection of $891,000 death benefits proceeds on bank owned life insurance.

Non-Interest Expenses. For the twelve months ended December 31, 2021, non-interest expense increased $2.5 million or 20.6% to $14.5 million. Salaries and employee benefits increased $2.6 million, or 50.9%, attributable to adding the new Gibraltar employees, additional branch offices and normal merit increases. Data processing expense increased $322,000, or 45.1%, due to higher data processing expense from maintaining two core systems until the data processing conversion was completed in August. Professional fees decreased $130,000, or 15.0%, due to lower legal and consulting fees. Merger expenses were $392,000 in 2021 associated with the Gibraltar Bank acquisition. Occupancy expense increased $602,000 or 91.4% due to new branch building and building expense associated with acquired buildings from the merger. The increase of other general operating expenses was mainly due to increased occupancy costs for the acquired Gibraltar Bank branches and the branch location in Hasbrouck Heights, which opened in August. During the twelve months ended December 31, 2020, the Bank made a $2.9 million contribution to the Bogota Charitable Foundation and there was no contribution for the twelve months ended December 31, 2021.

Income Tax Expense. Income tax expense increased $1.4 million, or 328.8% to $1.9 million for the year ended December 31, 2021 from $437,000 for the year ended December 31, 2020. The increase was due primarily to a $6.9 million increase in pre-tax income. The effective tax rate for 2021 and 2020 was 19.96% and 17.45% respectively.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as December 31, 2021. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$132,308	$(1,579)	(1.18)%	17.47%	(2.58)%
300 bp	137,361	3,474	2.60	17.69	0.03
200 bp	140,704	6,817	5.09	17.64	0.11
100 bp	140,828	6,941	5.18	17.17	0.08
0	133,887	—	—	15.88	—
(100) bp	137,894	4,007	12.93	15.94	0.00

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

As of December 31, 2021, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400 bp	-1.27
300 bp	-1.02
200 bp	0.46
100 bp	0.04
0	—
(100) bp	(1.45)

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet our borrowing needs and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2021, we had the ability to borrow up to $247.0 million, of which $85.1 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2021, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2021, cash and cash equivalents totaled $105.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $41.8 million at December 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2021 totaled $254.3 million, or 42.6%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 in the Notes to the consolidated financial statements.

The net offering proceeds significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will remain lower until we can successfully deploy the offering proceeds.

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

At December 31, 2021, we had $13.1 million of commitments to originate loans, comprised of $1.4 million of commitments under commercial loans and lines of credit (including $32.6 million of unadvanced portions of commercial construction loans), $48.0 million of commitments under home equity loans and lines of credit and $7.9 million of unfunded commitments under consumer lines of credit. See Note 14 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 58 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

2021 Auditor firm PCAOB number: 74 Auditor name: S. R. Snodgrass P.C. Auditor location: Cranbury Township, PA

2020 Auditor firm PCAOB number: 173 Auditor name : Crowe LLP Auditor location: New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bogota Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Financial Corp. and subsidiary (the “Company”) as of December 31, 2021; the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of

Bogota Financial Corp.

Teaneck, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Bogota Financial Corp. (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Crowe LLP

We served as the Company's auditor from 2009 to 2021.

New York, New York

March 26, 2021

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2021 and 2020

	2021	2020
ASSETS
Cash and due from banks	$14,446,792	$5,957,564
Interest-bearing deposits in other banks	90,621,993	74,428,175
Cash and cash equivalents	105,068,785	80,385,739

Securities available for sale	41,838,798	11,870,508
Securities held to maturity (fair value of $74,081,059 and $58,872,451 respectively)	74,053,099	57,504,443
Loans held for sale	1,152,500	—
Loans, net of allowance $2,153,174 and $2,241,174, respectively	570,209,669	557,690,853
Premises and equipment, net	8,127,979	5,671,097
Federal Home Loan Bank (“FHLB”) stock	4,851,300	5,858,100
Accrued interest receivable	2,712,605	2,855,425
Core deposit intangibles	336,364	—
Bank owned life insurance	24,524,122	16,915,637
Other assets	4,486,366	2,153,076
Total assets	$837,361,587	$740,904,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$39,317,500	$27,061,629
Interest bearing	558,162,278	474,911,402
	597,479,778	501,973,031

FHLB advances	85,051,736	104,290,920
Advance payments by borrowers for taxes and insurance	2,856,120	2,560,089
Other liabilities	4,397,742	3,612,762
Total liabilities	689,785,376	612,436,802

Commitments & Contingencies
Stockholders' Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,605,809 issued and outstanding at December 31, 2021 and $13,157,525 issued and outstanding at December 31, 2020	146,057	131,575
Additional Paid-In capital	68,247,204	56,975,187
Retained earnings	84,879,812	77,359,737
Unearned ESOP shares (463,239 shares as of December 31, 2021 and 489,983 shares as of December 31, 2020)	(5,424,206)	(5,725,410)
Accumulated other comprehensive loss	(272,656)	(273,013)
Total stockholders' equity	147,576,211	128,468,076
Total liabilities and stockholders' equity	$837,361,587	$740,904,878

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2021 and 2020

	2021	2020
Interest income
Loans	$22,672,097	$20,870,655
Securities
Taxable	1,912,146	1,563,721
Tax-exempt	58,888	50,853
Other interest-earning assets	424,539	791,033
Total interest income	25,067,670	23,276,262

Interest expense
Deposits	4,271,109	7,762,642
FHLB of New York advances	1,519,302	1,915,991
Total interest expense	5,790,411	9,678,633

Net interest income	19,277,259	13,597,629

Provision (credit) for loan losses	(88,000)	200,000

Net interest income after provision (credit) for loan losses	19,365,259	13,397,629

Non-interest income
Fees and service charges	136,211	58,946
Gain on sale of loans	786,424	—
Bargain purchase gain	1,950,970	—
Bank owned life insurance	1,436,453	1,027,703
Other	183,454	18,986
Total non-interest income	4,493,512	1,105,635

Non-interest expenses
Salaries and employee benefits	7,743,694	5,132,372
Occupancy and equipment	1,261,306	658,854
Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	217,300	161,000
Data processing	1,036,203	714,109
Advertising	276,665	177,773
Director fees	873,008	733,102
Professional fees	735,067	865,209
Merger costs	392,197	—
Core conversion costs	730,000	—
Contribution to Charitable Foundation	—	2,881,500
Other	1,198,081	673,815
Total non-interest expenses	14,463,521	11,997,734

Income before income taxes	9,395,250	2,505,530

Income tax expense	1,875,175	437,305

Net income	$7,520,075	$2,068,225
Earnings per share - basic	$0.55	$0.17
Earnings per share - diluted	$0.54	$0.17
Weighted average shares outstanding	13,725,884	12,170,610
Weighted average shares outstanding - diluted	13,897,645	12,170,610

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2021 and 2020

	2021	2020
Net income	$7,520,075	$2,068,225

Other comprehensive (loss) income:
Unrealized gains/losses on securities available for sale:
Unrealized holding loss arising during the period	(116,026)	(15,751)
Tax effect	32,615	4,428

Net of tax	(83,411)	(11,323)

Defined benefit retirement plans:
Net loss arising during the period including changes in assumptions	(39,131)	(74,789)
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	155,653	147,087
Tax effect, income tax benefit	(32,754)	(20,323)
Net of tax	83,768	51,975

Total other comprehensive income	357	40,652

Comprehensive income	$7,520,432	$2,108,877

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2021 and 2020

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2020	—	$—	$—	$75,291,512	$(313,665)	$—	$74,977,847
Net income	—	—	—	2,068,225	—	—	2,068,225
Other comprehensive income	—	—	—	—	40,652	—	40,652
Issuance of common stock for initial public offering, net of expenses	12,894,375	128,943	54,425,094	—	—	—	54,554,037
Issuance of common stock to the Charitable Foundation	263,150	2,632	2,628,868	—	—	—	2,631,500
Stock purchase by the ESOP	—	—	—	—	—	(6,022,899)	(6,022,899)
ESOP shares released	—	—	(78,775)	—	—	297,489	218,714
Balance December 31, 2020	13,157,525	$131,575	$56,975,187	$77,359,737	$(273,013)	$(5,725,410)	$128,468,076
Net income	—	—	—	7,520,075	—	—	7,520,075
Stock based compensation	—	—	310,924	—	—	—	310,924
Other comprehensive loss	—	—	—	—	357	—	357
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
Issuance of common stock equity plan	226,519	2,265	(2,265)	—	—	—	—
Stock purchased and retired	(46,151)	(462)	(481,006)	—	—	—	(481,468)
ESOP shares released	—	—	(42,957)	—	—	301,204	258,247
Balance December 31, 2021	14,605,809	$146,057	$68,247,204	$84,879,812	$(272,656)	$(5,424,206)	$147,576,211

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net income	$7,520,075	$2,068,225
Adjustments to reconcile net income to net cash provided by operating activities
Bargain purchase gain	(1,950,970)	—
Amortization of intangible assets	(759,054)	—
(Credit) provision for loan losses	(88,000)	200,000
Depreciation of premises and equipment	416,953	272,562
Amortization of deferred loan fees	555,721	723,529
Amortization of premiums and accretion of discounts on securities, net	161,191	178,202
Deferred income tax benefit	261,277	(837,306)
Contribution to the charitable foundation	—	2,631,500
Gain on sale of loans	(786,424)	—
Increase in cash surrender value of bank owned life insurance	(544,610)	(369,813)
Employee stock ownership plan	258,247	218,714
Stock based compensation	310,924	—
Changes in
Accrued interest receivable	445,747	(834,065)
Net changes in other assets	(827,519)	1,118,377
Net changes in other liabilities	201,487	434,135
Net cash provided by operating activities	5,175,045	5,804,060

Cash flows from investing activities
Purchases of securities available for sale	(33,988,744)	—
Purchases of securities held to maturity	(43,966,888)	(25,501,413)
Maturities, calls, and repayments of securities available for sale	3,975,789	1,684,100
Maturities, calls, and repayments of securities held to maturity	34,460,182	24,090,287
Proceeds from sale of loans	25,409,776	—
Loans purchased	—	(1,869,667)
Net (increase) decrease in loans	38,476,501	(19,587,498)
Purchase of bank owned life insurance	(8,000,000)	—
Net cash acquired in merger	19,393,090	—
Death benefits proceeds from bank owned life insurance	—	863,921
Purchases of premises and equipment	(1,456,720)	(1,746,906)
Purchase of FHLB stock	(733,900)	(1,104,100)
Redemption of FHLB stock	2,364,200	918,700
Net cash provided by (used in) investing activities	35,933,286	(22,252,576)

Cash flows from financing activities
Net increase in deposits	13,788,152	4,223,579
Net increase (decrease) increase in short-term FHLB advances	(6,000,000)	1,000,000
Net increase in advance payments from borrowers for taxes and insurance	(350,631)	(631,617)
Proceeds from long-term FHLB non-repo advances	8,000,000	15,000,000
Repayments of long-term FHLB non-repo advances	(31,381,338)	(8,801,564)
Loan to ESOP	—	(6,022,899)
Stock offering expenses	—	(1,973,312)
Return of unfilled stock offering subscriptions	—	(41,505,998)
Common stock issuance	—	7,683,507
Repurchase of common stock	(481,468)	—
Net cash used in financing activities	(16,425,285)	(31,028,304)

Net increase (decrease) in cash and cash equivalents	24,683,046	(47,476,820)

Cash and cash equivalents – beginning of year	80,385,739	127,862,559
Cash and cash equivalents – end of year	$105,068,785	$80,385,739

Supplemental cash flow information
Subscription offering proceeds used to purchase common stock	$—	$48,843,842
Income taxes paid	$1,705,000	$1,160,000
Interest paid	$5,920,581	$9,678,633
Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$87,370,327	—
Fair Value of liabilities assumed	$93,312,447	—
Death benefit recorded as other asset	$1,827,968

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) became the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.

The Bank maintains two subsidiaries Bogota Securities Corp. which was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at December 31, 2021 and December 31, 2020.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The debtors’ ability to repay loans is dependent upon the region’s economy and the borrowers’ circumstances. The Bank is also subject to the regulations of and examinations by certain federal and state regulatory agencies.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of $56.6 million. In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc., and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company. Shares of the Company’s common stock began trading on January 16, 2020 on The Nasdaq Capital Market under the trading symbol “BSBK.”

Acquisition of Gibraltar Bank: On February 28, 2021, the Company completed its acquisition of Gibraltar Bank. As a result of the merger, we acquired three branch offices located in Morris and Essex Counties in New Jersey. In addition, as part of the transaction, the Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC. The conversion and consolidation of data processing platforms, systems and customer files occurred on August 16, 2021.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or equity.

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the twelve-month period ended December 31, 2021, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the calculation of diluted EPS because the options were anti-dilutive. The Company did not have any outstanding stock options or shares of restricted stock for the year ended December 31, 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the twelve ended December 31, 2021.

	For the twelve months ended December 31, 2021	For the twelve months ended December 31, 2020
Net income	$7,520,075	$2,068,225
Basic earnings per share:
Weighted average shares outstanding - basic	13,725,884	12,170,610
Weighted average shares outstanding - diluted	13,897,645	12,170,610
Dilutive securities	171,761	—
Basic earnings per share - basic	$0.55	$0.17
Basic earnings per share - diluted	$0.54	$0.17

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

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on real estate, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by provisions for loan losses charged to operations. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components.

The specific component relates to loans that are individually classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest contractually due. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The general component covers non‑impaired loans and is based on historical loss experience, adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent two years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in loans originated and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The Bank consistently applies this methodology to all portfolio segments. The following portfolio segments have been identified: Residential First Mortgage, Commercial and Multi-Family Real Estate, Construction, Commercial and Industrial and Consumer.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired Loans: Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows or the fair value of the loan's collateral value if the loan is collateral dependent) with no valuation allowance and are referred to as purchase credit impaired (PCI). Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

For acquired purchased loans that are not PCI loans at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Residential First Mortgage Loans – Residential first mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral.

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

Commercial and Industrial Loans - A commercial and industrial loan is a loan to a business rather than a loan to an individual consumer. These short-term loans generally have an interest rate based on the prime rate and are secured by collateral owned by the business requesting the loan.

Consumer Loans – Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same credit risk characteristics as residential real estate loans. The amount of home equity line of credit is generally limited to a certain percentage of the appraised value of the property less the balance of the first mortgage.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (“FHLBNY”) to sell loans within the Mortgage Partnership Finance (“MPF”) Program. The MPF Program gives the Bank another alternative to funding mortgages which may increase profits. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest-rate risk. FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks. Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program were $4,706,056 and $10,181,727 at December 31, 2021 and 2020 respectively. Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”).

The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account. Loan losses beyond the first and second layers are absorbed by the FHLBNY. There are no losses to date on the loans sold under the program. Mortgage servicing rights were $523 and $5,293 as of December 31, 2021 and 2020, respectively and reported as other assets. Servicing fees totaled $4,770 and $15,627 for the years ended December 31, 2021 and 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Intangible Assets: Intangible assets, other than goodwill, include core deposit intangibles and mortgage servicing rights (MSRs). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization, while the covenant not to compete was amortized over four years on a straight line basis.

MSRs arise from the Company originating certain loans for the express purpose of selling such loans in the secondary market. The Company maintains all servicing rights for these loans. The loans held for sale are carried at lower of cost or market. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio and measured annually for impairment.

The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Bank had no unrecognized tax positions as of December 31, 2021 and 2020.

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

Stock Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common shares at the date of the grant is used for restricted shares. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or re assess previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

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

The effective date of ASU 2016-13 for the Company is the fiscal year beginning on January 1, 2023 and interim periods thereafter. The Company does not plan to early adopt, but will continue to review factors that might indicate that the full deferral time period should not be used. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its consolidated financial condition or results of operations.

NOTE 2 – ACQUISITION OF GIBRALTAR BANK

On February 28, 2021, the Company completed its acquisition of Gibraltar Bank, pursuant to which Gibraltar Bank merged with and into the Bank, with the Bank as the surviving entity. Under the terms of the merger agreement, depositors of Gibraltar Bank became depositors of the Bank and have the same rights and privileges in Bogota Financial MHC as if their accounts had been established at the Bank on the date established at Gibraltar Bank. The Company issued 1,267,916 shares of its common stock to Bogota Financial, MHC in conjunction with the acquisition for no cash consideration.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of February 28, 2021 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $2.0 million and a core deposit intangible of $400,000.

Merger-related expenses of $392,000 for 2021 are recorded in the Consolidated Statements of Income and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the Gibraltar Bank, at their estimated fair values as of the closing date of the transaction:

	As recorded by Gibraltar Bank	Fair value adjustments		As recorded at acquisition
Fair value of equity acquired				$11,500,000
Assets Acquired
Cash and cash equivalents	$19,393,090	$—		$19,393,090
Securities held to maturity	7,250,000	(208,051)	(a)	7,041,949
Federal Home Loan Bank stock and other restricted stock	603,500	—		603,500
Loans receivable	77,683,903	(920,497)	(b)	76,763,406
Allowance for loan loss	(640,232)	640,232	(c)	—
Accrued interest receivable	302,927	—		302,927
Premises and equipment, net	348,714	1,079,647	(d)	1,428,361
Core deposit intangible	—	400,000	(e)	400,000
Deferred taxes	913,303	(167,400)	(f)	745,903
Other assets	362,636	(278,355)	(g)	84,281
Total assets acquired	$106,217,841	$545,576		$106,763,417

Liabilities assumed
Deposits	$81,558,612	$386,865	(h)	$81,945,477
Borrowings	10,000,000	273,721	(i)	10,273,721
Advance payments by borrowers for taxes and insurance	646,661	—		646,661
Accrued expenses and other liabilities	446,588	—		446,588
Total liabilities assumed	$92,651,861	$660,586		$93,312,447
Net assets acquired				$13,450,970
Bargain purchase gain recorded at merger				1,950,970

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustments on investment securities at the acquisition date.
(b)

Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the reversal of deferred fees/costs which will be amortized over the remaining life of the loans.

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

(i)	Represents FHLB borrowing calculation to prepay borrowings, which will be treated as a reduction of interest expense over the remaining life of the debt

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The fair value of loans acquired from Gibraltar Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Gibraltar Bank's allowance for loan losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method (see Note 7 for details). The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. Due to the complexity in valuing the assets acquired and liabilities assumed, and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value estimates are based on the information available at the reporting date and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

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

The following table details the PCI loans that are accounted for in accordance with FASB ASC 310-30 as of March 1, 2021:

(in thousands)

Contractually required principal and interest at acquisition	$8,346
Contractual cash flows not expected to be collected (nonaccretable difference)	(1,412)
Expected cash flows at acquisition	6,934
Interest component of expected cash flows (accretable discount)	(846)
Fair value of acquired PCI loans	$6,088

The following table details the acquired loans that are not PCI as of March 1, 2021
Contractually required principal at acquisition	$91,906
Contractual cash flows not expected to be collected (credit mark)	(9,978)
Expected cash flows at acquisition	81,928
Interest component of expected cash flows (accretable premium)	143
Fair value of acquired loans accounted for under FASB ASC 310-30	$82,071

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31, 2021:

Balance at beginning of period	$—
Addition of purchased credit-impaired loans	217,789
Accretion	(47,714)
Balance at end of period	170,075

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The following table presents actual operating results attributable to Gibraltar Bank since the March 1, 2021 acquisition date through December 31, 2021. This information does not include purchase accounting adjustments or acquisition integration costs.

Gibraltar March 1, 2021 to December 31, 2021
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

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at December 31, 2021 and 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency obligations	$3,000,000	$—	$(18,270)	$2,981,730
Corporate bonds due in:
Less than one year	—	—	—	—
One through five years	6,375,068	17,594	(636)	6,392,026
Five through ten years	1,002,542	3,050	—	1,005,592
MBS – residential	21,695,539	89,297	(24,591)	21,760,245
MBS – commercial	9,741,782	—	$(42,577)	9,699,205

Total	$41,814,931	$109,941	$(86,074)	$41,838,798

December 31, 2020
Corporate bonds due in:
Less than one year	$1,001,354	$954	$—	$1,002,308
One through five years	5,369,527	31,407	(4,186)	5,396,748
Five through ten years	—	—	—	-
MBS – residential	5,359,734	114,426	(2,708)	5,471,452

Total	$11,730,615	$146,787	$(6,894)	$11,870,508

All of the MBS are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

There were no sales of securities during the years ended December 31, 2021 and 2020.

The age of unrealized losses and the fair value of related securities as of December 31, 2021 and 2020 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency obligations	$2,981,730	$($18,270)	$—	$—	$2,981,730	$($18,270)
Corporate bonds	1,006,523	(636)	—	—	1,006,523	(636)
MBS – residential	10,000,558	(22,652)	250,581	(1,939)	10,251,139	(24,591)
MBS – commercial	9,699,205	(42,577)	-		9,699,205	(42,577)
Total	$23,688,016	$(84,135)	$250,581	$(1,939)	$23,938,597	$(86,074)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
MBS – residential	$271,340	$(2,708)	$—	$—	$271,340	$(2,708)
Corporate bonds	—	—	2,005,441	(4,186)	2,005,441	(4,186)
Total	$271,340	$(2,708)	$2,005,441	$(4,186)	$2,276,781	$(6,894)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The Bank has 14 securities in a loss position and does not consider these securities to be other-than-temporary impaired at December 31, 2021.

At December 31, 2021 and 2020, securities available for sale with a carrying value of $0 and $214,229, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at December 31, 2021 and 2020:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
U.S. government and agency obligations	$3,000,000	$—	$—	$3,000,000
Corporate Bonds due in:
Less than one year	—	—	—	-
Five through ten years	13,681,053	410,726	(39,870)	14,051,909
Municipal obligations due in:				-
Less than one year	4,006,006	12,668	(2,776)	4,015,898
One through five years	903,483	—	(15,399)	888,084
More than five years through ten years	375,000	27,353	—	402,353
Greater than ten years	1,732,386	9,527	—	1,741,913
MBS –				-
Residential	16,913,787	75,094	(240,797)	16,748,084
Commercial	33,441,384	287,278	(495,844)	33,232,818

	$74,053,099	$822,646	$($794,686)	$74,081,059

December 31, 2020
Corporate Bonds due in:
Less than one year	$1,501,179	$13,616	$—	$1,514,795
One through five years	8,635,831	221,716	(2,520)	8,855,027
Municipal obligations due in:
Less than one year	2,764,079	4,944	(141)	2,768,882
One through five years	1,057,609	30,492	—	1,088,101
Five through ten years	375,000	32,201	—	407,201

MBS –
Residential	11,906,884	144,863	(15,440)	12,036,307
Commercial	31,263,861	997,319	(59,042)	32,202,138

	$57,504,443	$1,445,151	$($77,143)	$58,872,451

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2021
Corporate bonds	$3,710,130	$($39,870)	$—	$—	$3,710,130	$($39,870)
Municipal obligations	3,835,309	(18,175)	—	—	3,835,309	(18,175)
MBS – residential	10,720,544	(141,726)	2,701,345	(99,071)	13,421,889	(240,797)
MBS – commercial	7,898,509	(197,720)	4,653,364	(298,124)	12,551,873	(495,844)
Total	$26,164,492	$(397,491)	$7,354,709	$(397,195)	$33,519,201	$(794,686)

December 31, 2020
Corporate bonds	$747,480	$($2,520)	$—	$—	$747,480	$($2,520)
Municipal obligations	1,436,454	(141)	—	—	1,436,454	(141)
MBS – residential	2,403,485	(15,440)	—	—	2,403,485	(15,440)
MBS – commercial	2,652,666	(59,042)	—	—	2,652,666	(59,042)
Total	$7,240,085	$(77,143)	$—	$—	$7,240,085	$(77,143)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. The Bank has 18 securities in a loss position as of December 31, 2021.

At December 31, 2021 and 2020, securities held to maturity with a carrying amount of $8,363,997 and $11,057,973, respectively, were pledged to secure repurchase agreements at the FHLB of New York (see Note 9).

At December 31, 2021 and 2020, securities held to maturity with a carrying value of $3,976,629 and $4,327,429 respectively, were pledged to secure public deposits.

NOTE 5 – LOANS

Loans are summarized as follows at December 31:

	2021	2020
Real estate:
Residential First Mortgage	$319,968,234	$340,000,989
Commercial and Multi-Family Real Estate	175,375,419	171,634,451
Construction	41,384,687	9,930,959
Commercial & Industrial	7,905,524	13,652,248
Consumer:
Home equity and other	27,728,979	24,713,380

Total loans	572,362,843	559,932,027

Allowance for loan losses	(2,153,174)	(2,241,174)
	$570,209,669	$557,690,853

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 - LOANS (Continued)

The Bank has granted loans to executive officers and directors of the Bank. At December 31, 2021 and 2020, such loans totaled $577,143 and $748,662, respectively. At December 31, 2021 and December 31, 2020 deferred loan fees were $1,249,332 and $1,844,233 respectively.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Gibraltar acquisition totaled $5.6 million at December 31, 2021.

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million. All outstanding PPP loans are included in the previous loan table under commercial and industrial loans. Since origination, the Bank has processed forgiveness applications for $11.6 million and the outstanding balance at December 31, 2021 was $5.8 million.

The following table presents the activity in the allowance for loan losses by portfolio segments for the year ending December 31, 2021 and 2020:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Provision for loan losses (credit)	(161,700)	(72,400)	150,000	(4,600)	700	(88,000)
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174

December 31, 2020
Allowance for loan losses:
Beginning balance	$1,383,174	$512,000	$26,000	$9,000	$86,000	$2,016,174
Provision for loan losses (credit)	(154,000)	329,000	19,000	5,000	1,000	200,000
Loans charged-off	—	—	—	—	—	—
Recoveries	25,000	—	—	—	—	25,000

Total ending allowance balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174

The provision fluctuations during the years ended December 31, 2021 and 2020 are due to increases or decreases in loan balances in different loans types and economic conditions related to the pandemic.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2021 and 2020:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,056,615	768,600	195,000	9,400	87,700	2,117,315

Total ending allowance balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174

Loans:
Loans individually evaluated for impairment	$1,099,793	$—	$—	$—	$18,507	$1,118,300
Loans collectively evaluated for impairment	314,754,870	173,962,424	41,384,687	7,866,263	27,710,472	565,678,716
Loans acquired with deteriorated credit quality	4,113,571	1,412,995	—	39,261	—	5,565,827

Total ending loans balance	$319,968,234	$175,375,419	$41,384,687	$7,905,524	$27,728,979	$572,362,843

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 – LOANS (Continued)

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,218,315	841,000	45,000	14,000	87,000	2,205,315

Total ending allowance balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174

Loans:
Loans individually evaluated for impairment	$1,082,371	$223,352	$—	$—	$19,044	$1,324,767
Loans collectively evaluated for impairment	338,918,618	171,411,099	9,930,959	13,652,248	24,694,336	558,607,260

Total ending loans balance	$340,000,989	$171,634,451	$9,930,959	$13,652,248	$24,713,380	$559,932,027

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the year ended December 31, 2021 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$1,486,469	$174,776
Commercial and Multi-Family	488,003	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	18,507	—
	$1,992,979	$174,776

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,195,600	$35,859
Commercial and Multi-Family	111,676	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	18,776	—

	$1,326,052	$35,859

Impaired loans as of and for the year ended December 31, 2020 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded
Residential first mortgages	$904,730	$177,641
Commercial and Multi-Family	223,352	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,044	—

	$1,147,126	$177,641

	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$922,950	$35,859
Commercial and Multi-Family	225,691	—
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	19,231	—

	$1,167,872	$35,859

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 – LOANS (Continued)

Interest income recognized during impairment and cash-basis interest income recognized in both 2021 and 2020 was nominal.

The Bank has not committed to lend additional amounts as of December 31, 2021 and 2020 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as TDRs during 2021 and 2020. There was no TDR and one TDRs in payment default within twelve months following the modification during the years ended December 31, 2021 and 2020, respectively.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of December 31, 2021 and 2020, excluding PCI loans:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2021
Residential first mortgage	$846,037	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	18,507	—

Total	$864,544	$—

December 31, 2020
Residential first mortgage	$673,539	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	19,044	—

Total	$692,583	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 – LOANS (Continue)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2021 and 2020, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
December 31, 2021
Residential first mortgage	$—	$312,616	$857,676	$1,170,292	$314,684,371	$4,113,571	$319,968,234
Commercial and Multi-Family	—	—	—	—	173,962,424	1,412,995	175,375,419
Construction	—	—	469,492	469,492	40,915,195	—	41,384,687
Commercial & Industrial	—	—	—	—	7,905,524	—	7,905,524
Home equity and other consumer	27,529	—	—	27,529	27,662,189	39,261	27,728,979

Total	$27,529	$312,616	$1,327,168	$1,667,313	$565,129,703	$5,565,827	$572,362,843

December 31, 2020
Residential first mortgage	$—	$702,497	$24,628	$727,125	$339,273,864	$—	$340,000,989
Commercial and Multi-Family	—	—	—	—	171,634,451	—	171,634,451
Construction	—	—	—	—	9,930,959	—	9,930,959
Commercial & Industrial	—	—	—	—	13,652,248	—	13,652,248
Home equity and other consumer	160,382	—	—	160,382	24,552,998	—	24,713,380

Total	$160,382	$702,497	$24,628	$887,507	$559,044,520	$—	$559,932,027

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5 – LOANS (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful
December 31, 2021
Residential first mortgage	$318,868,440	$383,034	$716,760	$—
Commercial and Multi-Family	174,173,925	—	1,201,494	—
Construction	41,384,687	—	—	—
Commercial & Industrial	7,905,524	—	—	—
Home equity and other consumer	27,710,472	—	18,507	—

Total	$570,043,048	$383,034	$1,936,761	$—

December 31, 2020
Residential first mortgage	$338,786,939	$567,766	$646,284	$—
Commercial and Multi-Family	170,181,704	—	1,452,747	—
Construction	9,930,959	—	—	—
Commercial & Industrial	13,652,248	—	—	—
Home equity and other consumer	24,694,336	—	19,044	—

Total	$557,246,186	$567,766	$2,118,075	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

	2021	2020
Land	$2,402,995	$2,332,911
Buildings and improvements	6,750,167	4,865,741
Furniture, fixtures and equipment	3,351,720	2,596,354
	12,504,882	9,795,006
Accumulated depreciation	(4,376,903)	(4,123,909)

	$8,127,979	$5,671,097

Depreciation expense was $416,953 and $272,562 for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 – INTANGIBLE ASSETS

Core deposit intangible carrying amounts were $336,364 for the year ended December 31, 2021. Core deposit accumulated amortization and amortization expense totaled $64,636 for the year ended December 31, 2021.

Core deposit intangible assets are amortized to their estimated residual values over their expected useful lives, commonly ten years. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2021, was as follows:

Remaining 2022	$69,091
2023	61,157
2024	53,223
2025	45,289
2026	37,355
Thereafter	70,248
$336,363

NOTE 8 – DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $92,878,700 and $81,138,052 at December 31, 2021 and 2020, respectively.

Officers and directors of the Bank have deposits at the Bank. At December 31, 2021 and 2020, such deposits totaled approximately $1,927,000 and $2,857,000, respectively.

The Bank had $52,867,000 and $54,191,000 of brokered deposits as of December 31, 2021 and 2020, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2021, are as follows:

2022	$254,301,188
2023	72,547,767
2024	31,660,830
2025	2,925,510
2026	4,806,633
2027	154,432

$366,396,359

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

There were short-term advances as of December 31, 2021 totaling $6,000,000 with a weighted average interest rate of 0.48% that mature within one year. There were short-term advances as of December 31, 2020 totaling $12,000,000 with a weighted average interest rate of 0.49% that mature within one year.

Long-term advances at December 31 were as follows:

	Weighted Average Rate at December 31, 2022	2021	2020
Amortizing:
Maturing in:
2022	1.90%	$572,976	$-
2025	0.73%	7,663,756	1,600,877
2026	0.80%	4,672,850	9,690,043

	0.81%	$12,909,582	$11,290,920
Non-repo advances
Maturing in:
2021	—	$—	$23,000,000
2022	2.01%	32,081,840	28,000,000
2023	2.03%	23,037,169	21,000,000
2024	1.99%	6,019,839	6,000,000
2025	1.52%	5,003,306	3,000,000

	1.98%	$66,142,154	$81,000,000

At December 31, 2021 and 2020, securities held to maturity and available for sale with a carrying amount of $8,363,997 and $11,057,973, respectively, were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans at December 31, 2021 and 2020 amounted to $239,039,288 and $218,297,386, respectively.

The Bank had available additional borrowing potential of $160,449,349 and $123,217,630, with the FHLB as of December 31, 2021 and 2020, respectively. The Bank also had outstanding lines of credit of $51,000,000 with four correspondent banks as of December 31, 2021 and $51,000,000 as of December 31, 2020. There were no outstanding balances against these lines as of December 31, 2021 and 2020.

Payments over the next five years are as follows:

2022	$38,654,816
2023	23,037,168
2024	6,019,839
2025	12,667,062
2026	4,672,851
$85,051,736

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 10 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2021	2020
Current expense
Federal	$1,016,179	$843,986
State	597,719	430,625
	1,613,898	1,274,611
Deferred expense (benefit)
Federal	200,147	(572,520)
State	61,130	(264,786)
	261,277	(837,306)

	$1,875,175	$437,305

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31:

	2021	2020
Expected income tax expense at federal tax rate	$1,973,002	$526,161
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect	520,491	131,012
Bank Owned Life Insurance	(301,655)	(215,818)
Bargain purchase gain	(409,704)	—
Merger expenses	82,361	—
Tax exempt interest, net	(12,366)	(10,679)
Other, net	23,046	6,629
	$1,875,175	$437,305

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 10 – INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2021	2020
Deferred tax assets:
Allowance for loan losses	$605,257	$629,994
Deferred compensation	818,588	706,899
Directors’ and officers’ retirement plans	113,322	146,077
ESOP plans	56,603	—
Stock equity plans	75,659	—
Federal NOL carryforward	398,701	—
Depreciation	42,535	13,952
Charitable Foundation Contribution	552,997	691,365
Other	41,186	26,694
	2,704,848	2,214,981
Deferred tax liabilities:
Loan fees/costs	633,792	537,069
Purchase accounting	182,992	—
Net unrealized gain on securities available for sale	6,709	39,324
	823,493	576,393
Net deferred tax asset	$1,881,355	$1,638,588

Included in retained earnings at December 31, 2021 and 2020, was approximately $2,558,000 in bad debt reserves for which no deferred income tax liabilities have been recorded. The amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. There were no unrecognized tax benefits at December 31, 2021 and 2020. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2021 and 2020. The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Bank is no longer subject to federal and state examination by taxing authorities for years before 2018 and 2016, respectively.

NOTE 11 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over the service periods of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite service period. During the twelve months ended December 31, 2021 approximately $158,000 of expense was recognized in regard to these awards. There was no restricted stock expense recorded for the twelve months ended December 31, 2020. The expected future compensation expense related to the 226,519 non-vested restricted shares outstanding at December 31, 2021 is approximately $2.4 million over a weighted average period of 4.85 years.

The following is a summary of the Company's restricted stock activity during the twelve months ended December 31, 2021:

NOTE 11 – STOCK BASED COMPENSATION (Continued)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2021	—	$—
Granted	226,519	10.45
Outstanding, December 31, 2021	226,519	$10.45

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the twelve months ended December 31, 2021, approximately $153,000 in expense was recognized in regard to these awards. There was no stock option expense recorded for the twelve months ended December 31, 2020. The expected future compensation expense related to the 526,119 non-vested options outstanding at December 31, 2021 is $2.3 million over the weighted average remaining vesting period of 4.85 years.

The following is a summary of the Company's option activity during the twelve months ended December 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	—	$—		$—
Granted	526,119	10.45	6.5	100,000
Forfeited	(2,500)	10.45
Outstanding, December 31, 2021	523,619	10.45	6.5	100,000
Options exercisable at December 31, 2021	—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 12 – BENEFIT PLANS

401(k) Plan: The Bank has a 401(k) retirement plan covering substantially all employees. The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary. In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions. Bank contributions to the plan for the years ended December 31, 2021 and 2020 were $383,000 and $303,000, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 12 – BENEFIT PLANS (Continued)

Directors’ Retirement Plan: The Bank has an unfunded, non-qualified pension plan (the “Plan”) to provide post-retirement benefits to each non-employee director of the Bank. The Monthly Retirement Benefit is 100% of a director's average annual retainer paid over a three year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months.

The measurement dates used in the Plan valuations were December 31 for plan years 2021 and 2020, respectively. The following table sets forth the Plan’s funded status at December 31, 2021 and 2020:

	2021	2020
Projected benefit obligation - beginning	$2,286,321	$2,108,344
Service cost	194,326	140,750
Interest cost	53,705	65,948
Actuarial (gain) loss	(7,680)	54,321
Annuity payments	(96,577)	(83,042)
Projected benefit obligation – ending	2,430,095	2,286,321

Changes in Plan assets
Employer contributions	96,577	83,042
Annuity payments	(96,577)	(83,042)

Funded status and accrued pension cost included in other liabilities	$2,430,095	$2,286,321

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2021	2020
Net actuarial loss	$114,024	$143,831
Prior service cost	188,537	294,367

	$302,561	$438,198

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2021	2020
Service cost	$194,326	$140,750
Interest cost	53,705	65,948
Amortization of unrecognized past service liability	128,126	124,353
Net periodic benefit cost	376,157	331,051

Net loss (gain)	(7,680)	54,321
Amortization of prior service cost	(128,126)	(124,353)
Total recognized in other comprehensive income	(135,806)	(70,032)

Total recognized in net periodic benefit cost and other comprehensive loss	$240,351	$261,019

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2021	2020
Discount rate	2.90%	2.30%

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 12 – BENEFIT PLANS (Continued)

Weighted-average assumptions used to determine net periodic pension cost:

	2021	2020
Discount rate	2.90%	2.30%
Amortization period	5.8 years	4.9 years

At December 31, 2021, Plan-related amounts totaling $302,561 (unrecognized past service liability of $188,537 plus unrecognized actuarial loss of $114,024) have been recorded, net of $85,048 in deferred income tax, in accumulated other comprehensive loss. For the year ended December 31, 2022, $130,821 of the unrecognized past service liability is expected to be included in net periodic plan cost.

At December 31, 2020, Plan-related amounts totaling $438,198 (unrecognized past service liability of $294,367 plus unrecognized actuarial loss of $143,831) have been recorded, net of $123,223 in deferred income tax, in accumulated other comprehensive loss. For the year ended December 31, 2021, $128,126 of the unrecognized past service liability is expected to be included in net periodic plan cost.

The Monthly Retirement Benefit was changed from 100% of a director's average annual retainer paid over a three-year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months to be 15% of the final three-year average annual compensation paid in twelve equal installments, up to a period of 120 months. The change in the Monthly Retirement Benefit had no material change on the financial statements.

For the year ended December 31, 2022, the Bank expects to contribute $165,644 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2022	$165,644
2023	196,317
2024	204,373
2025	292,989
2026 - 2028	738,844

Employee Stock Ownership Plan (“ESOP”): Effective upon the consummation of the Bank's reorganization in January 2020, an ESOP was established for all eligible employees. The ESOP used $6.0 million in proceeds from a twenty year term loan obtained from the Company to purchase 515,775 shares of Company common stock. The term loan principal is payable in installments through January 2039. Interest on the term loan is fixed at a rate of 4.75%.

Each year, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and is held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2021 was $258,247.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 12 – BENEFIT PLANS (Continued)

The ESOP shares were as follows:

	2021	2020
Allocated shares	52,536	25,792
Unearned shares	463,239	489,983
Total ESOP shares	515,775	515,775
Fair value of unearned ESOP shares	$4,715,773	$4,365,749

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

As of December 31, 2021, the accrued SERP obligation was $885,136. The expense was $199,044 during 2021. At December 31, 2021, the amount recognized in accumulated other comprehensive loss was $100,583. As of December 31, 2020, the accrued SERP obligation was $666,809. The expense was $150,774 during 2020. At December 31, 2020, the amount recognized in accumulated other comprehensive loss was $81,300.

NOTE 13 – REGULATORY CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), are eligible to opt into a community bank leverage ratio (“CBLR”) framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 13 – REGULATORY CAPITAL MATTERS (Continued)

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

The Bank excludes accumulated OCI components from Tier 1 and Total regulatory capital.

The Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2021 and the Basel III rules at December 31, 2020 are presented in the tables below.

	Actual Capital		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2021
Tier 1 capital to average assets:
Bank	121,233	14.55	67,006	8.0

2020
Tier 1 capital to average assets:
Bank	101,667	13.63	59,662	8.0

Note 14 – Commitments and Contingencies

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

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31, 2021 and 2020 is as follows:

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 14 – Commitments and Contingencies ((Continued)

	2021	2020
Fixed Rate
Residential mortgage loans	$2,986,250	$8,524,000
Commercial real estate	—	1,830,000
Commercial & Industrial	—	—
Home equity line of credit	170,000	2,135,000
	$3,156,250	$12,489,000

Variable Rate
Residential mortgage loans	$—	$1,500,000
Construction loans	7,522,375	—
Home equity loans	1,060,000	—
Commercial real estate	1,400,000	4,675,000

	$9,982,375	$6,175,000

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.99% to 4.00% and maturities ranging from 10 years to 30 years.

At December 31, 2021 and 2020, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $48,028,579 and $41,774,944, respectively. At December 31, 2021 and 2020, undisbursed funds from approved lines of credit under a business line of credit program amounted to $7,938,797 and $427,827, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $152,725 and $39,195 for 2021 and 2020, respectively.

NOTE 15 – FAIR VALUE

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

NOTE 15 – FAIR VALUE (Continued)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Securities available for sale:
U.S. government and agency obligations	$2,981,730	$—	$2,981,730	$—
Corporate bonds	7,397,618	—	7,397,618	—
MBS – residential	21,760,245	—	21,760,245	—
MBS – commercial	9,699,205	—	9,699,205	—
	$41,838,798	$—	$41,838,798	$—

December 31, 2020
Securities available for sale:
Corporate bonds	$6,399,056	$—	$6,399,056	$—
MBS – residential	5,471,452	—	5,471,452	—
	$11,870,508	$—	$11,870,508	$—

No assets were measured at fair value on a non-recurring basis at December 31, 2021 and 2020.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 15 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2021 and December 31, 2020 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2021
Financial instruments -assets
Investment securities held-to- maturity	$74,053	$74,081	$—	$74,081	$—
Loans	571,363	569,845	—	—	569,845
Financial instruments - liabilities
Certificates of deposit	366,396	365,452	—	365,452	—
Borrowings	85,052	86,657	—	86,657	—

December 31, 2020
Financial instruments -- assets
Investment securities held-to- maturity	$57,504	$58,872	$—	$58,872	$—
Loans	557,691	544,392	—	—	544,392
Financial instruments - liabilities
Certificates of deposit	356,364	359,465	—	359,465	—
Borrowings	104,291	106,159	—	106,159	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents. With the adoption of the fair value standard, the fair value of financial instruments is determined using an exit price methodology. Certificates of deposits fair value is estimated by using a discounted cash flow approach. Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material. Other financial instruments including cash and cash equivalents and non-maturity deposits have a fair value that approximates the carrying amount.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows:

	Year ended December 31, 2021
	Unrealized loss in investments	Defined benefit plan	Total
Beginning balance	$($373,582)	$100,569	$($273,013)
Other comprehensive income loss before reclassification	83,768	42,115	125,883
Amounts reclassified from other comprehensive income (loss)	-	(125,526)	(125,526)
Net current period other comprehensive income (loss)	83,768	(83,411)	357
Ending balance	$($289,814)	$17,158	$($272,656)

Details about other comprehensive accumulated loss components	Year ended December 31, 2021
Realized gains on sales of securities
	$—
	—
	$—
Amortization of estimated defined benefit pension plan losses
	$174,609	other expense
	(49,083)	provision for income taxes
	$125,526
Total reclassifications for the period	$125,526

NOTE 17 – PARENT-ONLY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

(Dollar amounts in thousands)	2021
ASSETS
Cash and due from banks	$20,736
Investment in subsidiary bank	121,233
Loan from Bogota Savings Bank	5,626
Total assets	$147,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Other liabilities	19
Total liabilities	19

Total stockholders' equity	147,576
Total liabilities and stockholders' equity	$147,595

Condensed Statements of Income

(Dollar amounts in thousands)	2021
Interest income
Loans	$276
Total interest income	276

Non-interest expenses
Merger costs	392
Total non-interest expenses	392

Income(loss) before income taxes	(116)

Income tax expense	133

Net income before undistributed earnings of subsidiaries	(249)
Undistibuted earnings of subsidiaries	7,769
Net income	$7,520

Condensed Statements of Cash Flows

2021
Cash flows from operating activities
Net income before undistributed earnings of subsidiaries	$7,520
Undistributed earnings of subsidiaries	(7,769)
Net changes in other liabilities	(11)
Net cash used in operating activities	(260)

Cash flows from investing activities
Net decrease in loans	195
Net cash provided by (used in) investing activities	195

Cash flows from financing activities
Repurchase of common stock	(482)
Net cash used in financing activities	(482)

Net increase (decrease) in cash and cash equivalents	(547)

Cash and cash equivalents – beginning of year	21,283
Cash and cash equivalents – end of year	$20,736

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

(b)
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2021.

(c)
Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d)
Changes in Internal Controls.

There were no changes made in our internal controls during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Bogota Financial Corp.’s internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Additionally, no directors or officers of Bogota Financial Corp failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during 2021.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	752,638	$10.45	—
Equity compensation plan not approved by security holders	149,968		149,968
Total	902,606		149,968

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

10.7	Bogota Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement (File No. 001-39180, filed on April 22, 2021) †
10.8	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-258064) , filed on July 21, 2021) †
10.9	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-258064) , filed on July 21, 2021) †
10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-258064) , filed on July 21, 2021) †
21	Subsidiaries of Registrant
23.1	Consent of Independent Public Accounting Firm – S.R. Snodgrass, P.C.
23.2	Consent of Independent Public Accounting Firm – Crowe LLP
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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

BOGOTA FINANCIAL CORP.

Date: March 29, 2022	By:	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph Coccaro	President, Chief Executive Officer and Director	March 29, 2022
Joseph Coccaro	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 29, 2022
Brian McCourt	(Principal Financial Officer)

/s/ Steven M. Goldberg	Chairman of the Board	March 29, 2022
Steven M. Goldberg

/s/ Gary Gensheimer	Director	March 29, 2022
Gary Gensheimer

/s/ John Masterson	Director	March 29, 2022
John Masterson

/s/ John G. Reiner	Director	March 29, 2022
John G. Reiner