Form 10-K/A
period 2021-12-31
Bogota Financial Corp.
filed 2022-04-13
CIK 1787414

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
common equity held by
non-affiliates
of the Registrant was $50.0 million.
As of March 29, 2022 there were 14,461,555 outstanding shares of the registrant’s common stock, of which 8,504,556 shares are owned by Bogota Financial, MHC.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders (Part III)

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Annual Report on Form
10-K
(the “Amendment”) is to amend the cover page of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 to reflect the correct number of shares of Bogota Financial Corp. held by Bogota Financial, MHC as of March 29, 2022.
As a result of this Amendment, Bogota Financial Corp. is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.
Except as described above, no other changes have been made to the Annual Report on Form
10-K
and this Amendment does not reflect events occurring after the filing of the Form
10-K
and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form
10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)
Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

2021 Auditor firm PCAOB number: 74 Auditor name: S. R. Snodgrass P.C. Auditor location: Cranbury Township, PA
2020 Auditor firm PCAOB number: 173 Auditor name: Crowe LLP Auditor location: New York, NY

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: April 13, 2022	By:	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer
(Duly Authorized Representative)

3