Form 10-Q
period 2022-03-31
Bogota Financial Corp.
filed 2022-05-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 14,631,679 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of	As of
	March 31, 2022	December 31, 2021
Assets	(unaudited)
Cash and due from banks	$15,233,627	$14,446,792
Interest-bearing deposits in other banks	53,820,627	90,621,993
Cash and cash equivalents	69,054,254	105,068,785
Securities available for sale	91,591,740	41,838,798
Securities held to maturity (fair value of $78,414,506 and $74,081,059, respectively)	81,314,630	74,053,099
Loans held for sale	450,000	1,152,500
Loans, net of allowance of $2,153,174 and $2,153,174, respectively	564,426,841	570,209,669
Premises and equipment, net	8,060,909	8,127,979
Federal Home Loan Bank (FHLB) stock and other restricted securities	4,514,700	4,851,300
Accrued interest receivable	2,770,432	2,712,605
Core deposit intangibles	318,347	336,364
Bank-owned life insurance	24,667,417	24,524,122
Other assets	3,520,871	4,486,366
Total Assets	$850,690,141	$837,361,587
Liabilities and Equity
Non-interest bearing deposits	$42,935,960	$39,317,500
Interest bearing deposits	576,996,588	558,162,278
Total Deposits	619,932,548	597,479,778
FHLB advances	78,003,974	85,051,736
Advance payments by borrowers for taxes and insurance	2,931,998	2,856,120
Other liabilities	4,795,689	4,397,742
Total liabilities	705,664,209	689,785,376

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,425,308 issued and outstanding at March 31, 2022 and 14,605,809 at December 31, 2021	144,252	146,057
Additional paid-in capital	66,580,931	68,247,204
Retained earnings	86,280,709	84,879,812
Unearned ESOP shares (456,644 shares at March 31, 2022 and 463,239 shares at December 31, 2021)	(5,348,905)	(5,424,206)
Accumulated other comprehensive loss	(2,631,055)	(272,656)
Total stockholders’ equity	145,025,932	147,576,211
Total liabilities and stockholders’ equity	$850,690,141	$837,361,587

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
	2022	2021
Interest income
Loans	$5,537,080	$5,464,961
Securities
Taxable	637,121	673,547
Tax-exempt	20,996	12,585
Other interest-earning assets	83,813	123,004
Total interest income	6,279,010	6,274,097
Interest expense
Deposits	826,184	1,263,682
FHLB advances	329,833	431,125
Total interest expense	1,156,017	1,694,807
Net interest income	5,122,993	4,579,290
Provision (credit) for loan losses	—	(59,000)
Net interest income after provision for loan losses	5,122,993	4,638,290
Non-interest income
Fees and service charges	39,318	52,527
Gain on sale of loans	87,130	236,037
Bargain purchase gain	—	1,933,397
Bank-owned life insurance	155,993	89,666
Other	61,982	6,979
Total non-interest income	344,423	2,318,606
Non-interest expense
Salaries and employee benefits	2,063,347	1,538,920
Occupancy and equipment	344,429	266,479
FDIC insurance assessment	54,000	45,000
Data processing	278,347	208,309
Advertising	121,145	60,000
Director fees	214,791	198,239
Professional fees	144,263	258,917
Merger fees	—	318,265
Core conversion costs	—	360,000
Other	320,953	178,317
Total non-interest expense	3,541,275	3,432,446
Income before income taxes	1,926,141	3,524,450
Income tax expense	525,244	518,143
Net income	$1,400,897	$3,006,307
Earnings per Share - basic	$0.10	$0.23
Earnings per Share - diluted	$0.10	$0.23
Weighted average shares outstanding - basic	13,858,884	13,107,593
Weighted average shares outstanding - diluted	13,878,304	13,107,593

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended March 31,
	2022	2021
Net income	$1,400,897	$3,006,307
Other comprehensive (loss) income:
Net of unrealized gains/(loss) on securities available for sale:
Net of unrealized holding (loss) gain arising during the period	(3,338,417)	16,068
Tax effect	938,429	(4,517)
Net of tax	(2,399,988)	11,551
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	57,850	43,652
Tax effect	(16,261)	(12,271)
Net of tax	41,589	31,381
Total other comprehensive (loss) income	(2,358,399)	42,932
Comprehensive (loss) income	$(957,502)	$3,049,239

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Total stockholders' Equity
Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(5,725,410)	$(273,013)	$128,468,076
Net income	—	—	—	3,006,307	—	—	3,006,307
Other comprehensive income	—	—	—	—	—	42,932	42,932
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
ESOP Shares released (25,789 shares)	—	—	(14,466)	—	75,301	—	60,835
Balance March 31, 2021	14,425,441	$144,254	$68,448,042	$80,366,044	$(5,650,109)	$(230,081)	$143,078,150

Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(5,424,206)	$(272,656)	$147,576,211
Net Income	—	—	—	1,400,897	—	—	1,400,897
Stock Based Compensation	—	—	233,193	—	—	—	233,193
Other comprehensive loss	—	—	—	—	—	(2,358,399)	(2,358,399)
Stock purchased and retired	(180,501)	(1,805)	(1,890,310)	—	—	—	(1,892,115)
ESOP Shares released (25,789 shares)	—	—	(9,156)	—	75,301	—	66,145
Balance March 31, 2022	14,425,308	$144,252	$66,580,931	$86,280,709	$(5,348,905)	$(2,631,055)	$145,025,932

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,400,897	$3,006,307
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	—	(1,933,397)
Amortization of intangible assets	(36,955)	—
Credit for loan losses	—	(59,000)
Depreciation of premises and equipment	115,751	69,966
Amortization of deferred loan(fees) costs, net	(50,202)	210,063
Amortization of premiums and accretion of discounts on securities, net	21,590	52,278
Deferred income tax expense	—	350,680
Gain on sale of loans	(87,130)	(236,037)
Proceeds from sale of loans	4,402,073	6,269,562
Increase in cash surrender value of bank owned life insurance	(143,296)	(89,666)
Employee stock ownership plan expense	66,146	60,835
Stock based compensation	233,193	—
Changes in:
Accrued interest receivable	(57,827)	155,368
Net changes in other assets	1,887,663	67,006
Net changes in other liabilities	455,797	971,930
Net cash provided by operating activities	8,207,700	8,895,895
Cash flows from investing activities
Purchases of securities held to maturity	(11,395,678)	(7,090,519)
Purchases of securities available for sale	(54,117,158)	—
Maturities, calls, and repayments of securities available for sale	1,004,209	253,175
Maturities, calls, and repayments of securities held to maturity	4,134,147	11,194,107
Net decrease in loans	2,216,500	18,518,194
Net cash acquired in merger	—	19,393,090
Purchases of premises and equipment	(48,681)	(117,678)
Redemption of FHLB stock	336,600	417,600
Net cash (used in) provided by investing activities	(57,870,061)	42,567,969

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) continued

	For the three months ended March 31,
	2022	2021
Cash flows from financing activities
Net increase in deposits	22,491,367	496,385
Net decrease in short-term FHLB advances	(6,000,000)	(9,000,000)
Proceeds from long-term FHLB non-repo advances	—	3,000,000
Repayments of long-term FHLB non-repo advances	(1,027,300)	(723,273)
Repurchase of common stock	(1,892,115)	—
Net increase in advance payments from borrowers for taxes and insurance	75,878	357,510
Net cash provided by (used in) financing activities	13,647,830	(5,869,378)
Net (decrease) increase in cash and cash equivalents	(36,014,531)	45,594,486
Cash and cash equivalents at beginning of year	105,068,785	80,385,739
Cash and cash equivalents at March 31	$69,054,254	$125,980,225
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	$1,164,604	$1,673,840

Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$87,352,754
Fair value of liabilities assumed	$—	$93,312,447

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at March 31, 2022 and December 31, 2021.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three-month period ended March 31, 2022, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. The Company did not have any outstanding stock options or shares of restricted stock for the three month period ended March 31, 2021.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Numerator
Net income	$1,400,897	$3,006,307
Denominator:
Weighted average shares outstanding - basic	13,858,884	13,107,593
Effect of stock plans	19,420	—
Weighted average shares outstanding - diluted	13,878,304	13,107,593
Earnings per common share:
Basic	$0.10	$0.23
Diluted	0.10	0.23

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ under different conditions than those assumed.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Financial Corp. at and for the year ended December 31, 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Not Yet Effective Accounting Pronouncements: In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or re assess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of February 28, 2021 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $1.9 million and a core deposit intangible of $400,000 in 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

Merger-related expenses of $392,000 for the first quarter of 2021 are recorded in the Consolidated Statements of Income and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the Gibraltar Bank, at their estimated fair values as of the closing date of the transaction:

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S treasury bills less than one year	$5,073,594	$—	$(146)	5,073,448
U.S. government and agency obligations
One through five years	6,000,000	—	(249,414)	5,750,586
Corporate bonds due in:
One through five years	3,005,646	5,579	(1,678)	3,009,547
Five through ten years	15,195,199	783	(253,305)	14,942,677
MBSs – residential	48,028,711	48,828	(2,016,370)	46,061,169
MBSs – commercial	17,603,140	—	(848,827)	16,754,313
Total	$94,906,290	$55,190	$(3,369,740)	$91,591,740

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(18,270)	$2,981,730
Corporate bonds due in:
One through five years	6,375,068	17,594	(636)	6,392,026
Five through ten years	1,002,542	3,050	—	1,005,592
MBSs – residential	21,695,539	89,297	(24,591)	21,760,245
MBSs – commercial	9,741,782	—	(42,577)	9,699,205
Total	$41,814,931	$109,941	$(86,074)	$41,838,798

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the three months ended March 31, 2022 or March 31, 2021.

The age of unrealized losses and the fair value of related securities as of March 31, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U.S treasury bills	$5,073,448	$(146)	$—	$—	$5,073,448	$(146)
U.S. government and agency obligations	5,750,586	(249,414)	—	—	5,750,586	(249,414)
Corporate bonds	14,168,651	(254,983)	—	—	14,168,651	(254,983)
MBSs – residential	44,496,290	(2,014,175)	249,487	(2,195)	44,745,777	(2,016,370)
MBSs – commercial	16,754,313	(848,827)	—	—	16,754,313	(848,827)
Total	$86,243,288	$(3,367,545)	$249,487	$(2,195)	$86,492,775	$(3,369,740)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency obligations	$2,981,730	$(18,270)	$—	$—	$2,981,730	$(18,270)
Corporate bonds	1,006,523	(636)	—	—	1,006,523	(636)
MBSs – residential	10,000,558	(22,652)	250,581	(1,939)	10,251,139	(24,591)
MBSs – commercial	9,699,205	(42,577)	—	—	9,699,205	(42,577)
Total	$23,688,016	$(84,135)	$250,581	$(1,939)	$23,938,597	$(86,074)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. At March 31, 2022, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at March 31, 2022. At March 31, 2022 securities available for sale with a carrying value of $151,887 were pledged to secure public deposits. There were no securities available for sale and pledged to secure public deposits at December 31, 2021. There were 40 securities in a loss position at March 31, 2022, none of which were considered to be other-than-temporally impaired

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2022
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$—	$10,000,000
Five through ten years	$3,000,000	$—	$(177,120)	$2,822,880
Corporate bonds due in:
Five through ten years	12,752,169	202,327	(210,344)	12,744,152
Municipal obligations due in:
Less than one year	4,005,595	4,171	(1,227)	4,008,539
One through five years	903,250	—	(43,381)	859,869
Five through ten years	375,000	10,193	—	385,193
Greater than ten years	1,731,343	—	(213,090)	1,518,253
MBSs:
Residential	17,125,728	37,447	(812,311)	16,350,864
Commercial	31,421,545	12,322	(1,709,111)	29,724,756
Total	$81,314,630	$266,460	$(3,166,584)	$78,414,506

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
U.S. Government and agency obligations
Five through ten years	$3,000,000	$—	$—	$3,000,000
Corporate bonds due in:
Five through ten years	13,681,053	410,726	(39,870)	14,051,909
Municipal obligations due in:
Less than one year	4,006,006	12,668	(2,776)	4,015,898
One through five years	903,483	—	(15,399)	888,084
Five through ten years	375,000	27,353	—	402,353
Greater than ten years	1,732,386	9,527	—	1,741,913
MBSs:
Residential	16,913,787	75,094	(240,797)	16,748,084
Commercial	33,441,384	287,278	(495,844)	33,232,818
Total	$74,053,099	$822,646	$(794,686)	$74,081,059

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2022
U.S. government and agency obligations	$12,822,880	$(177,120)	$—	$—	$12,822,880	$(177,120)
Corporate bonds	3,500,000	(154,095)	750,000	(56,250)	4,250,000	(210,345)
Municipal bonds	5,584,593	(257,698)	—	—	5,584,593	(257,698)
MBSs – residential	8,812,437	(473,815)	5,704,579	(338,496)	14,517,016	(812,311)
MBSs – commercial	15,494,054	(995,504)	4,939,748	(713,606)	20,433,802	(1,709,110)
Total	$46,213,964	$(2,058,232)	$11,394,327	$(1,108,352)	$57,608,291	$(3,166,584)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2021
Corporate bonds	$3,710,120	$(39,870)	$—	$—	$3,710,120	$(39,870)
Municipal bonds	3,835,309	(18,175)	—	—	3,835,309	(18,175)
MBSs – residential	10,720,544	(141,726)	2,701,345	(99,071)	13,421,889	(240,797)
MBSs – commercial	7,898,509	(197,720)	4,653,364	(298,124)	12,551,873	(495,844)
Total	$26,164,482	$(397,491)	$7,354,709	$(397,195)	$33,519,191	$(794,686)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At March 31, 2022 and December 31, 2021, securities held to maturity with a carrying amount of $8,012,648 and $8,363,997, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 31 securities in a loss position at March 31, 2022, none of which were considered to be other-than-temporally impaired At March 31, 2022 and December 31, 2021, securities held to maturity with a carrying value of $2,102,027 and $3,976,629, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS

Loans are summarized as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Real estate:
Residential	$316,657,570	$319,968,234
Commercial and multi-family real estate	177,225,830	175,375,419
Construction	43,639,387	41,384,687
Commercial and industrial	3,494,447	7,905,524
Consumer:
Home equity and other	25,562,781	27,728,979
Total loans	566,580,015	572,362,843
Allowance for loan losses	(2,153,174)	(2,153,174)
Net loans	$564,426,841	$570,209,669

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million. All outstanding PPP loans are included in the table above under commercial and industrial loans. Since origination, the Bank has processed forgiveness applications for $13.4 million and the outstanding balance of PPP loans at March 31, 2022 and December 31, 2021 was $1.4 million and $5.8 million, respectively.

The Bank has granted loans to officers and directors of the Bank. At March 31, 2022 and December 31, 2021, such loans totaled approximately $563,669 and $577,143, respectively. At March 31, 2022 and December 31, 2021 deferred loan fees were $1,353,820 and $1,249,233, respectively.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Gibraltar Bank acquisition totaled $5.7 million at March 31, 2022.

The following table presents changes in accretable yield for PCI loans for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022	Three months ended March 31, 2021
Balance at the beginning of period	$170,075	$—
Acquisition	—	217,789
Accretion	9,618	—
Reclassification of non-accretable discount	—	—
Balance at the end of period	$160,457	$217,789

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2022 and 2021.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home equity & other	Total
Three months March 31, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
(Credit) provision for loan losses	(17,400)	11,400	13,000	(100)	(6,900)	—
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,075,074	$780,000	$208,000	$9,300	$80,800	$2,153,174
March 31, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
(Credit) provision for loan losses	(68,500)	8,000	3,000	(1,000)	(500)	(59,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,185,674	$849,000	$48,000	$13,000	$86,500	$2,182,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of March 31, 2022 and December 31, 2021:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home equity & other consumer	Total
March 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,039,215	780,000	208,000	9,300	80,800	2,117,315
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,075,074	$780,000	$208,000	$9,300	$80,800	$2,153,174
Loans:
Loans individually evaluated for impairment	$839,620	$—	$—	$—	$39,394	$879,014
Loans collectively evaluated for impairment	312,109,117	175,829,775	43,639,387	3,494,447	25,486,127	560,558,853
Loans acquired with deteriorated credit quality	3,708,833	1,396,055	—	—	37,260	5,142,148
Total ending loan balance	$316,657,570	$177,225,830	$43,639,387	$3,494,447	$25,562,781	$566,580,015
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,056,615	768,600	195,000	9,400	87,700	2,117,315
Total ending allowance balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Loans:
Loans individually evaluated for impairment	$1,099,793	$—	$—	$—	$18,507	$1,118,300
Loans collectively evaluated for impairment	314,754,870	173,962,424	41,384,687	7,866,263	27,710,472	565,678,716
Loans acquired with deteriorated credit quality	4,113,571	1,412,995	—	39,261	—	5,565,827
Total ending loan balance	$319,968,234	$175,375,419	$41,384,687	$7,905,524	$27,728,979	$572,362,843

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Impaired loans for the three months ended March 31, 2022 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,223,436	$173,925	$35,859
Commercial and Multi-Family	488,654	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	39,574	—	—
	$1,751,664	$173,925	$35,859

Average Of individually Impaired loans for the
Three months ended March 31, 2022
Residential first mortgages	$1,529,303
Commercial and Multi-Family	488,329
Construction	—
Commercial & Industrial	—
Home equity & other consumer	29,040
$2,046,672

Impaired loans as of December 31, 2021 and for the three months ended March 31, 2021 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,486,469	$174,776	$35,859
Commercial and Multi-Family	488,003	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	18,507	—	—
	$1,992,979	$174,776	$35,859

Average Of individually Impaired loans for the
Three months ended March 31, 2021
Residential first mortgages	$1,217,094
Commercial and Multi-Family	222,534
Construction	—
Commercial & Industrial	—
Home equity & other consumer	18,980
$1,236,074

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The Bank has three residential loans totaling $472,455 that were troubled debt restructurings (“TDRs”) as of March 31, 2022, with one loan totaling $173,925 with a specific reserve of $35,859. At December 31, 2021, the Bank had four residential loans totaling $728,288 that were TDRs and one loan totaling $173,925 with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of March 31, 2022 or December 31, 2021 to customers with outstanding loans that are classified as TDRs. There were no loans modified as TDRs during the three-month periods ended March 31, 2022 or 2021. There were no TDRs in payment default within twelve months following the modification during the three months ended March 31, 2022 or 2021.

Interest income recognized on impaired loans for the three months ended March 31, 2022 and March 31, 2021 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of March 31, 2022 and December 31, 2021:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
March 31, 2022
Residential	$839,620	$—
Commercial and multi-family	—	—
Home equity and other consumer	39,394	—
Total	$879,014	$—

December 31, 2021
Residential	$846,037	$—
Commercial and multi-family	—	—
Home equity and other consumer	18,507	—
Total	$864,544	$—

The Bank had no other real estate owned at either March 31, 2022 or December 31, 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
March 31, 2022
Residential	$368,542	$217,737	$151,621	$737,900	$312,210,837	$3,708,833	$316,657,570
Commercial and multi-family	—	—	—	—	175,829,775	1,396,055	177,225,830
Construction	—	—	—	—	43,639,387	—	43,639,387
Commercial and industrial	—	—	—	—	3,494,447	—	3,494,447
Home equity and other consumer	—	21,025	—	21,025	25,504,496	37,260	25,562,781
Total	$368,542	$238,762	$151,621	$758,925	$560,678,942	$5,142,148	$566,580,015

December 31, 2021
Residential	$—	$312,616	$857,676	$1,170,292	$314,684,371	$4,113,571	$319,968,234
Commercial and multi-family	—	—	—	—	173,962,424	1,412,995	175,375,419
Construction	—	—	—	—	41,384,687	—	41,384,687
Commercial and industrial	—	—	—	—	7,905,524	—	7,905,524
Home Equity & Consumer	27,529	—	—	27,529	27,662,189	39,261	27,728,979
Total	$27,529	$312,616	$857,676	$1,197,821	$565,599,195	$5,565,827	$572,362,843

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
March 31, 2022
Residential	$315,817,950	$378,210	$461,410	$—	$316,657,570
Commercial and multi-family	176,029,021	—	1,196,809	—	177,225,830
Construction	43,639,387	—	—	—	43,639,387
Commercial and industrial	3,494,447	—	—	—	3,494,447
Home equity and other consumer	25,522,484	21,928	18,369	—	25,562,781
Total	$564,503,289	$400,138	$1,676,588	$—	$566,580,015

December 31, 2021
Residential	$318,868,440	$383,034	$716,760	$—	$319,968,234
Commercial and multi-family	174,173,925	—	1,201,494	—	175,375,419
Construction	41,384,687	—	—	—	41,384,687
Commercial and industrial	7,905,524	—	—	—	7,905,524
Home equity and other consumer	27,710,472	—	18,507	—	27,728,979
Total	$570,043,048	$383,034	$1,936,761	$—	$572,362,843

NOTE 6 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight line basis over the requisite service period. During the three months ended March 31, 2022, approximately $118,000 in expense was recognized in regard to these awards. There was no restricted stock expense recorded for the three months ended March 31, 2021. The expected future compensation expense related to the 226,519 non-vested restricted shares outstanding at March 31, 2022 was approximately $2.1 million over a weighted average period of 4.3 years.

The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2022:

	Number of non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	226,519	$10.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2022	226,519	$10.45

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – STOCK BASED COMPENSATION (Continued)

On September 2, 2021, options to purchase 526,119 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over a service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended March 31, 2022, approximately $115,000 in expense was recognized in regard to these awards. There was no stock option expense recorded for the three months ended March 31, 2021. The expected future compensation expense related to the 526,119 non-vested options outstanding at March 31, 2022 was $2.0 million over the vesting period of five years.

The following is a summary of the Company's option activity during the three months ended March 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	$523,619	$10.45	6.5	$136,791
Granted	—
Exercised	—
Forfeited	—
Outstanding, March 31, 2022	523,619	$10.45	6.2	$136,791
Options exercisable at March 31, 2022	$—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended March 31, 2022 and 2021, $66,000 and $61,000 was incurred as expense for the plan, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Commitments and Contingencies

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Commitments and Contingencies (Continued)

The Bank had outstanding firm commitments, all of which expire within three months, to originate, loans at March 31, 2022 and December 31, 2021 as follows:

	March 31, 2022	December 31, 2021
Fixed Rate
Residential mortgage loans	$33,857,575	$2,986,250
Commercial real estate	250,000	—
Construction	675,000	—
Home equity	190,000	170,000
Total	$34,972,575	$3,156,250

	March 31, 2022	December 31, 2021
Variable Rate
Residential mortgage loans	$2,094,500	$—
Commercial real estate	—	1,400,000
Commercial and industrial	500,000	—
Construction	—	7,522,375
Home equity	330,000	1,060,000
Total	$2,924,500	$9,982,375

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.88% to 4.50% and maturities ranging from 10 years to 30 years.

At March 31, 2022 and December 31, 2021, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to $49,251,452 and $48,028,579, respectively. At March 31, 2022 and December 31, 2021, undisbursed funds from approved lines of credit under a business line of credit program amounted to $7,922,290 and $7,938,827, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $43,815 and $25,751 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9 – FAIR VALUE

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Securities available for sale:
U.S. treasury bills	$5,073,448	$5,073,449	$—	$—
U.S. government and agency obligations	5,750,586	—	5,750,586	—
Corporate bonds	17,952,224	—	17,952,224	—
MBSs - residential	46,061,169	—	46,061,169	—
MBSs - commercial	16,754,313	—	16,754,313	—
	$91,591,740	$5,073,449	$86,518,292	$—
As of December 31, 2021
Securities available for sale:
U.S. government and agency obligations	$2,981,730	$—	$2,981,730
Corporate bonds	7,397,618	—	7,397,618	—
MBSs - residential	21,760,245	—	21,760,245	—
MBSs - commercial	9,699,205	—	9,699,205	—
	$41,838,798	$—	$41,838,798	$—

There were no transfers between level 1 and level 2 during the three months ended March 31, 2022.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at March 31, 2022 and December 31, 2021, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2022
Financial instruments - assets
Cash and due from banks	$69,504	$69,504	$69,504	$—	$—
Investment securities held-to-maturity	81,315	78,415	—	78,415	—
Loans	564,877	547,123	—	—	547,123
Financial instruments - liabilities
Certificates of deposit	339,933	340,655	—	340,655	—
Borrowings	78,004	78,000	—	78,000	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2021
Financial instruments - assets
Cash and due from banks	$105,069	$105,069	$105,069	$—	$—
Investment securities held-to-maturity	74,053	74,081	—	74,081	—
Loans	571,363	569,845	—	—	569,845
Financial instruments - liabilities
Certificates of deposit	366,396	365,452	—	365,452	—
Borrowings	85,052	86,657	—	86,657	—

Carrying amount is the estimated fair value for cash and cash equivalents. The fair value of loans is determined using an exit price methodology. Certificates of deposits fair value is estimated by using a discounted cash flow approach. Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three months ended March 31, 2022 and 2021 was as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months ended
Beginning balance at January 1, 2022	$(289,814)	$17,158	$(272,656)
Other comprehensive (loss) gain before reclassification	(2,399,988)	41,589	(2,358,399)
Amounts reclassified	—	—	—
Net period comprehensive (loss) income	(2,399,988)	41,589	(2,358,399)
Ending balance March 31, 2022	$(2,689,802)	$58,747	$(2,631,055)

Beginning balance at January 1, 2021	$100,569	$(373,582)	$(273,013)
Other comprehensive gain before reclassification	11,551	31,381	42,932
Amounts reclassified	—	—	—
Net period comprehensive income	11,551	31,381	42,932
Ending balance March 31, 2021	$112,120	$(342,201)	$(230,081)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and March 31, 2021 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
our ability to retain key employees;
•
risks as it relates to cyber security against our information technology and those of our third-party providers and vendors.
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Given its ongoing and dynamic nature, it is difficult to predict the continuing impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including if the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

As of February 28, 2021, Gibraltar had $106.2 million of assets, loans of $77.7 million and deposits of $81.6 million and operated from three offices located in Newark, Oak Ridge and Parsippany, New Jersey in Morris and Essex Counties, New Jersey.

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K at and for the year ended December 31, 2021. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

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

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including current and forecasted economic conditions, delinquency statistics, the size and composition of the loan portfolio, geographic concentrations, and the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has specific and general components. The specific component relates to loans that are classified as special mention, substandard, doubtful, or loss. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results. See Note 1 to the Notes to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of the allowance for loan losses.

COVID-19

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

Credit and asset quality

As of March 31, 2022, the Bank had granted 172 loan modifications totaling $67.9 million, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments. These short-term loan modifications were treated in accordance with Section 4013 of the Coronavirus Aid Relief and Economic Security (“CARES”) Act and, as such, are not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans will continue to accrue interest. Of the 172 loans to which loan modifications were granted only one one-to-four family residential real estate loan totaling $117,000 or 0.2% of net loans, is still on deferral.

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

As a qualified SBA lender, the Bank was automatically authorized to originate loans under the PPP. During 2020, the Bank received and processed 113 PPP applications totaling $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 PPP applications totaling $6.9 million. The Bank had $1.4 million in outstanding PPP loans at March 31, 2022.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets increased $13.3 million, or 1.6%, from December 31, 2021 to $850.7 million at March 31, 2022 primarily due to purchase of investment securities. The increase in assets reflected a $49.8 million, or 118.9%, increase in securities available for sale and a $7.3 million or 9.8%, increase in securities held to maturity, offset by a $36.0 million, or 34.3%, decrease in cash and cash equivalents and a $5.8 million, or 1.0%, decrease in net loans.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $36.0 million, or 34.3%, to $69.1 million at March 31, 2022 from $105.1 million at December 31, 2021. The decrease was primarily due to $65.5 million of investment security purchases during the three months ended March 31, 2022.

Securities Available for Sale. Total securities available for sale increased $49.8 million, or 118.9%, to $91.6 million at March 31, 2022 from $41.8 million at December 31, 2021. The increase was due to $54.2 million purchases of mortgage-backed securities and corporate bonds with excess cash. The increase in securities available for sale reflected a $10.6 million increase in corporate bonds, a $5.1 million increase in U.S. treasury bills, a $2.8 million increase in U.S. government agency obligations, and a $49.1 million increase in mortgage-backed securities.

Securities Held to Maturity. Total securities held to maturity increased $7.3 million, or 9.8%, to $81.3 million at March 31, 2022 from $74.1 million at December 31, 2021, primarily due to $11.4 million in purchases of securities which was offset by repayments in mortgage-backed securities. The increase in securities held to maturity reflected a $929,000 decrease in corporate bonds, a $10.0 million increase in U.S. government agency obligations, a $2,000 decrease in municipal bonds and a $1.8 million decrease in mortgage-backed securities.

Net Loans. Net loans decreased $5.8 million, or 1.0%, to $564.4 million at March 31, 2022 from $570.2 million at December 31, 2021. The decrease was due to a $4.4 million, or 55.8%, decrease in commercial and industrial loans to $3.5 million at March 31, 2022 from $7.9 million as of December 31, 2021, a decrease of $3.3 million, or 1.0%, in one-to four-residential real estate loans to $316.7 million at March 31, 2022 from $320.0 million at December 31, 2021, and a decrease of $2.2 million, or 7.8%, in consumer loans to $25.6 million at March 31, 2022 from $27.7 million at December 31, 2021. This was partially offset by an increase of $1.9 million, or 1.1%, increase in commercial and multi-family real estate loans to $177.2 million at March 31, 2022 from $175.4 million at December 31, 2021, and an increase of $2.3 million, or 5.4%, in construction loans to $43.6 million at March 31, 2022 from $41.4 million at December 31, 2021. The decrease in commercial and industrial loans was due to the forgiveness and repayment of $9.2 million in PPP loans that were originated in 2020 and 2021. As of March 31, 2022, the Bank had $450,000 in loans held for sale compared $1.2 million loans held for sale as of December 31, 2021.

Deposits. Total deposits increased $22.5 million, or 3.8%, to $619.9 million at March 31, 2022 from $597.5 million at December 31, 2021 reflecting a new $20.0 million interest bearing checking municipal relationship. The increase in deposits reflected an increase in interest-bearing deposits of $18.8 million, or 3.4%, to $577.0 million as of March 31, 2022 from $558.2 million at December 31, 2021 and an increase in non-interest bearing deposits of $3.6 million, or 9.2%, to $42.9 million as of March 31, 2022 from $39.3 million as of December 31, 2021.

At March 31, 2022, municipal deposits totaled $49.1 million, which represented 7.9% of total deposits, and brokered deposits totaled $54.7 million, which represented 8.8% of total deposits. At December 31, 2021, municipal deposits totaled $31.5 million, which represented 5.3% of total deposits, and brokered deposits totaled $52.9 million, which represented 7.5% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $7.0 million, or 8.3%, to $78.0 million at March 31, 2022 from $85.1 million at December 31, 2021, as short-term advances decreased $6.0 million and repayments of long-term advances were $1.0 million. The weighted average rate of borrowings was 1.80% and 1.69% as of March 31, 2022 and December 31, 2021, respectively.

Total Equity. Stockholders’ equity decreased $2.6 million to $145.0 million, primarily due increased accumulated other comprehensive loss for securities available for sale of $2.4 million and the repurchase of 182,001 shares of stock during the quarter at a cost of $1.9 million, offset by $1.4 million of net income for the three months ended March 31, 2022. At March 31, 2022, the Company’s ratio of average stockholders’ equity-to-total assets was 17.35%, compared to 17.55% at December 31, 2021.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$71,541	$29	0.17%	$88,314	$49	0.23%
Loans	571,827	5,537	3.90%	574,071	5,465	3.81%
Securities	138,798	658	1.90%	74,842	686	3.72%
Other interest-earning assets	4,834	55	4.50%	6,039	74	4.97%
Total interest-earning assets	787,000	6,279	3.21%	743,266	6,274	3.42%

Non-interest-earning assets	50,802			32,171
Total assets	$837,802			$775,437
Liabilities and equity:
NOW and money market accounts	$143,453	$220	0.62%	$90,461	$109	0.49%
Savings accounts	66,583	43	0.26%	41,892	22	0.21%
Certificates of deposit	351,027	563	0.65%	367,036	1,133	1.25%
Total interest-bearing deposits	561,063	826	0.60%	499,389	1,264	1.03%

Federal Home Loan Bank advances	82,280	330	1.63%	104,449	431	1.67%
Total interest-bearing liabilities	643,343	1,156	0.73%	603,838	1,695	1.14%
Non-interest-bearing deposits	42,936			27,502
Other non-interest-bearing liabilities	5,265			10,307
Total liabilities	691,544			641,647

Total equity	146,258			133,790
Total liabilities and equity	$837,802			$775,437
Net interest income		$5,123			$4,579
Interest rate spread (1)			2.48%			2.28%
Net interest margin (2)			2.64%			2.50%
Average interest-earning assets to average interest-bearing liabilities	122.33%			123.09%

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

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(8)	$(12)	$(20)
Loans receivable	(136)	208	72
Securities	1,715	(1,743)	(28)
Other interest earning assets	(13)	(6)	(19)
Total interest-earning assets	1,558	(1,553)	5

Interest expense:
NOW and money market accounts	76	35	111
Savings accounts	15	6	21
Certificates of deposit	(47)	(523)	(570)
Federal Home Loan Bank advances	(91)	(10)	(101)
Total interest-bearing liabilities	(47)	(492)	(539)
Net increase (decrease) in net interest income	$1,605	$(1,061)	$544

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

General. Net income decreased by $1.6 million, or 53.4%, to $1.4 million for the three months ended March 31, 2022 from $3.0 million for the three months ended March 31, 2021. The decrease was due to a decrease in non-interest income of $2.0 million offset by an increase in net interest income of $544 thousand. Excluding the one-time bargain purchase gain of $1.9 million that occurred in 2021 in connection with the Gibraltar Bank acquisition, net income would have increased $300,000 for the three months ended March 31, 2022 as compared to the comparable period in 2021.

Interest Income. Interest income increased $5,000, or 0.1%, to $6.3 million for the three months ended March 31, 2022. The increase reflected a $43.7 million increase in the average balance of interest-earnings assets, offset by a 21 basis points decrease in the average yield on interest-earning assets to 3.21% for the three months ended March 31, 2022 from 3.42% for the three months ended March 31, 2021.

Interest income on cash and cash equivalents decreased $20,000, or 40.8%, to $29,000 for the three months ended March 31, 2022 from $49,000 for the three months ended March 31, 2021 due to a six basis point decrease in the average yield on cash and cash equivalents from 0.23% for the three months ended March 31, 2021 to 0.17% for the three months ended March 31, 2022 due to the lower interest rate environment. The decrease was also due to a $16.8 million decrease in the average balance of cash and cash equivalents to $71.5 million for the three months ended March 31, 2022 from $88.3 million for the three months ended March 31, 2021, reflecting excess liquidity as deposit growth exceeded loan growth.

Interest income on loans increased $72,000, or 1.3%, to $5.5 million for the three months ended March 31, 2022 from $5.5 million for the three months ended March 31, 2021 due to a nine basis point increase in the average yield on loans from 3.81% for the three months ended March 31, 2021 to 3.90% for the three months ended March 31, 2022, offset by a $2.2 million decrease in the average balance of loans to $571.8 million for the three months ended

March 31, 2022 from $574.1 million for the three months ended March 31, 2021. The decrease in the average balance of loans reflected a higher repayment rate of residential loans.

Interest income on securities decreased $28,000, or 4.1%, to $658,000 for the three months ended March 31, 2022 from $686,000 for the three months ended March 31, 2021 due to a 182 basis point decrease in the average yield from 3.72% for the three months ended March 31, 2021 to 1.90% for the three months ended March 31, 2022. The decrease was offset by a $64.0 million increase in the average balance of securities to $138.8 million for the three months ended March 31, 2022 from $74.8 million for the three months ended March 31, 2021, reflecting the purchase of investments with excess liquidity as deposit growth exceeded loan growth.

Interest Expense. Interest expense decreased $539,000, or 31.8%, to $1.2 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2022. The decrease primarily reflected a 41 basis point decrease in the average cost of interest-bearing liabilities to 0.73% for the three months ended March 31, 2022 from 1.14% for the three months ended March 31, 2021.

Interest expense on interest-bearing deposits decreased $438,000, or 34.6%, to $826,000 for the three months ended March 31, 2022 from $1.3 million for the three months ended March 31, 2021. The decrease was due primarily to a 43 basis point decrease in the average cost of interest-bearing deposits to 0.60% for the three months ended March 31, 2022 from 1.03% for the three months ended March 31, 2021. The decrease in the average cost of deposits was due to the lower interest rate environment and an increase in the average balance of lower-cost transaction accounts and a decrease in the average balance of higher cost certificates of deposit. This decrease was offset by a $61.7 million increase in the average balance of deposits to $561.1 million for the three months ended March 31, 2022 from $499.4 million for the three months ended March 31, 2021.

Interest expense on Federal Home Loan Bank borrowings decreased $101,000, or 23.5%, from $431,000 for the three months ended March 31, 2021 to $330,000 for the three months ended March 31, 2022. The decrease was due to a decrease in the average cost of borrowings of four basis point to 1.63% for the three months ended March 31, 2022 from 1.67% for the three months ended March 31, 2021 due to the lower interest environment and a decrease in the average balance of borrowings of $22.2 million to $82.3 million for the three months ended March 31, 2022 from $104.4 million for the three months ended March 31, 2022.

Net Interest Income. Net interest income increased $544,000, or 11.9%, to $5.1 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. The increase reflected a 20 basis point increase in our net interest rate spread to 2.48% for the three months ended March 31, 2022 from 2.28% for the three months ended March 31, 2021. Our net interest margin increased 14 basis points to 2.64% for the three months ended March 31, 2022 from 2.50% for the three months ended March 31, 2021.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2022 and recorded a $59,000 credit for the three-month period ended March 31, 2021. Lower balances of residential loans, a more positive economic environment and continued strong asset quality metrics were the reasons for the absence of a provision during the three months ended March 31, 2022. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs. Non-performing assets were $1.9 million, or 0.23% of total assets, at March 31, 2022. The allowance for loan losses was $2.2 million, or 0.38% of loans outstanding and 111.8% of nonperforming loans, at March 31, 2022.

Non-Interest Income. Non-interest income decreased by $2.0 million or 85.1%, to $344,000 for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021. Gain on sale of loans decreased $149,000 offset by a $66,000 increase in bank-owned life insurance. The decrease was primarily due to a $1.9 million decrease in bargain purchase gain recognized in the Gibraltar acquisition in 2021.

Non-Interest Expense. For the three months ended March 31, 2022, non-interest expense increased $109,000, or 3.2%, to $3.5 million, over the comparable 2021 period. Salaries and employee benefits increased $524,000, or 34.1%, attributable to adding the new Gibraltar employees and the new Hasbrouck Heights branch office. Data processing expense increased $70,000, or 33.6%, due to higher data processing expense from the merger. Professional fees decreased $115,000, or 44.3%, due in part to lower legal expense associated with the merger in 2021. The increase of other general operating expenses was mainly due to increase occupancy costs for the acquired Gibraltar Bank branches and the new Hasbrouck Heights branch office.

Income Tax Expense. Income tax expense increased $7,000, or 1.4%, to $525,000 for the three months ended March 31, 2022 from $518,000 for the three months ended March 31, 2021. The increase was due to $109,000 of higher taxable income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as March 31, 2022. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$126,690	$517	0.48%	16.86%	(20.43)%
300 bp	131,826	5,653	4.48	17.07	14.33
200 bp	134,625	8,452	6.70	16.93	13.40
100 bp	133,559	7,386	5.85	16.30	9.18
—	126,173	—	—	14.93
(100) bp	127,641	1,468	1.16	14.68	(1.67)

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

As of March 31, 2022, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(7.92)%
300	(5.99)
200	(4.09)
100	(1.94)
—	—
(100)	(0.17)

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2022, we had the ability to borrow up to $243.5 million, of which $78.0 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2022, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2022, cash and cash equivalents totaled $69.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $91.6 million at March 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2022 totaled $229.0 million, or 36.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At March 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio was temporarily reduced to 8% for calendar year 2020 and 8.5% for calendar year 2021 in response to COVID-19. As of March 31, 2022, the Bank is reporting as a qualifying community bank with a ratio of 17.67%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2022 we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table provides information on repurchase by the Company of its common stock under the Company's Board approved program

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	8,001	$10.45	8,001	241,894
February 1 - 28, 2022	44,875	10.43	44,875	197,019
March 1 - 31, 2022	129,125	10.51	129,125	67,894
Total	182,001	$10.49	$182,001

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

101.0

The following materials for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 13, 2022	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: May 13, 2022	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer