Form 10-Q
period 2022-06-30
Bogota Financial Corp.
filed 2022-08-11
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 14,142,621 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of	As of
	June 30, 2022	December 31, 2021
Assets	(unaudited)
Cash and due from banks	$6,781,706	$14,446,792
Interest-bearing deposits in other banks	822,524	90,621,993
Cash and cash equivalents	7,604,230	105,068,785
Securities available for sale	97,507,693	41,838,798
Securities held to maturity (fair value of $79,858,396 and $74,081,059, respectively)	86,432,340	74,053,099
Loans held for sale	360,000	1,152,500
Loans, net of allowance of $2,253,174 and $2,153,174, respectively	630,810,380	570,209,669
Premises and equipment, net	8,006,717	8,127,979
Federal Home Loan Bank (FHLB) stock and other restricted securities	6,076,700	4,851,300
Accrued interest receivable	3,007,407	2,712,605
Core deposit intangibles	300,827	336,364
Bank-owned life insurance	29,836,866	24,524,122
Other assets	5,001,976	4,486,366
Total Assets	$874,945,136	$837,361,587
Liabilities and Equity
Non-interest bearing deposits	$39,442,245	$39,317,500
Interest bearing deposits	571,847,021	558,162,278
Total Deposits	611,289,266	597,479,778
FHLB advances	115,278,743	85,051,736
Advance payments by borrowers for taxes and insurance	3,431,613	2,856,120
Other liabilities	4,484,720	4,397,742
Total liabilities	734,484,342	689,785,376

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,207,860 issued and outstanding at June 30, 2022 and 14,605,809 at December 31, 2021	142,078	146,057
Additional paid-in capital	64,401,403	68,247,204
Retained earnings	87,922,716	84,879,812
Unearned ESOP shares (449,977 shares at June 30, 2022 and 463,239 shares at December 31, 2021)	(5,273,604)	(5,424,206)
Accumulated other comprehensive loss	(6,731,799)	(272,656)
Total stockholders’ equity	140,460,794	147,576,211
Total liabilities and stockholders’ equity	$874,945,136	$837,361,587

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income
Loans	$5,848,522	$5,684,881	$11,385,602	$11,149,842
Securities
Taxable	932,714	388,604	1,569,835	1,062,151
Tax-exempt	46,282	12,798	67,278	25,383
Other interest-earning assets	83,682	115,256	167,495	238,260
Total interest income	6,911,200	6,201,539	13,190,210	12,475,636
Interest expense
Deposits	849,808	1,050,546	1,675,992	2,314,228
FHLB advances	356,203	376,508	686,036	807,633
Total interest expense	1,206,011	1,427,054	2,362,028	3,121,861
Net interest income	5,705,189	4,774,485	10,828,182	9,353,775
Provision (credit) for loan losses	100,000	(54,000)	100,000	(113,000)
Net interest income after provision for loan losses	5,605,189	4,828,485	10,728,182	9,466,775
Non-interest income
Fees and service charges	50,478	68,576	89,796	121,103
(Loss) gain on sale of loans	(217)	284,065	86,913	520,102
Bargain purchase gain	—	—	—	1,933,397
Bank-owned life insurance	169,449	145,167	325,442	234,833
Other	34,007	35,480	95,989	42,459
Total non-interest income	253,717	533,288	598,140	2,851,894
Non-interest expense
Salaries and employee benefits	2,098,897	2,035,467	4,162,244	3,574,387
Occupancy and equipment	342,381	294,694	686,810	561,173
FDIC insurance assessment	54,000	69,300	108,000	114,300
Data processing	330,840	312,527	609,187	520,836
Advertising	91,145	60,000	212,290	120,000
Director fees	203,534	216,880	418,325	415,119
Professional fees	151,490	208,849	295,753	467,766
Merger fees	—	73,932	—	392,197
Core conversion costs	—	—	—	360,000
Other	321,585	305,484	642,538	483,801
Total non-interest expense	3,593,872	3,577,133	7,135,147	7,009,579
Income before income taxes	2,265,034	1,784,640	4,191,175	5,309,090
Income tax expense	623,027	345,916	1,148,271	864,059
Net income	$1,642,007	$1,438,724	$3,042,904	$4,445,031
Earnings per Share - basic	$0.12	$0.10	$0.22	$0.33
Earnings per Share - diluted	$0.12	$0.10	$0.22	$0.33
Weighted average shares outstanding - basic	13,662,222	13,945,423	13,760,002	13,528,822
Weighted average shares outstanding - diluted	13,701,674	13,945,423	13,800,168	13,528,822

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$1,642,007	$1,438,724	$3,042,904	$4,445,031
Other comprehensive (loss) income:
Net unrealized gains/(loss) on securities available for sale	(5,762,044)	12,814	(9,100,460)	28,881
Tax effect	1,619,711	(3,602)	2,558,139	(8,118)
Net of tax	(4,142,333)	9,212	(6,542,321)	20,763
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	57,850	43,652	115,700	87,306
Tax effect	(16,261)	(12,271)	(32,522)	(24,544)
Net of tax	41,589	31,381	83,178	62,762
Total other comprehensive (loss) income	(4,100,744)	40,593	(6,459,143)	83,525
Comprehensive (loss) income	$(2,458,737)	$1,479,317	$(3,416,239)	$4,528,556

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Total stockholders' Equity
Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(5,725,410)	$(273,013)	$128,468,076
Net income	—	—	—	3,006,307	—	—	3,006,307
Other comprehensive income	—	—	—	—	—	42,932	42,932
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
ESOP Shares released (25,789 shares)	—	—	(14,466)	—	75,301	—	60,835
Balance March 31, 2021	14,425,441	$144,254	$68,448,042	$80,366,044	$(5,650,109)	$(230,081)	$143,078,150
Net income	—	—	—	1,438,724	—	—	1,438,724
Other comprehensive income	—	—	—	—	—	40,593	40,593
ESOP shares released	—	—	(10,666)	—	75,301	—	64,635
Balance June 30, 2021	14,425,441	$144,254	$68,437,376	$81,804,768	$(5,574,808)	$(189,488)	$144,622,102

Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(5,424,206)	$(272,656)	$147,576,211
Net income	—	—	—	1,400,897	—	—	1,400,897
Stock based compensation	—	—	233,193	—	—	—	233,193
Other comprehensive loss	—	—	—	—	—	(2,358,399)	(2,358,399)
Stock purchased and retired	(180,501)	(1,805)	(1,890,310)	—	—	—	(1,892,115)
ESOP shares released (25,789 shares)	—	—	(9,156)	—	75,301	—	66,145
Balance March 31, 2022	14,425,308	$144,252	$66,580,931	$86,280,709	$(5,348,905)	$(2,631,055)	$145,025,932
Net income	—	—	—	1,642,007	—	—	1,642,007
Stock based compensation	—	—	233,193	—	—	—	233,193
Other comprehensive loss	—	—	—	—	—	(4,100,744)	(4,100,744)
Stock purchased and retired	(217,448)	(2,174)	(2,407,889)	—	—	—	(2,410,063)
ESOP shares released	—	—	(4,832)	—	75,301		70,469
Balance June 30, 2022	14,207,860	$142,078	$64,401,403	$87,922,716	$(5,273,604)	$(6,731,799)	$140,460,794

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$3,042,904	$4,445,031
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	—	(1,933,397)
Amortization of intangible assets	(119,059)	(275,595)
Provision (credit) for loan losses	100,000	(113,000)
Depreciation of premises and equipment	234,798	149,401
Amortization of deferred loan(fees) costs, net	(41,279)	331,462
Amortization of premiums and accretion of discounts on securities, net	38,625	103,369
Deferred income tax expense	76,209	350,680
Gain on sale of loans	(86,913)	(520,102)
Proceeds from sale of loans	4,640,081	15,659,195
Origination of loans held for sale	(3,760,668)
Increase in cash surrender value of bank owned life insurance	(312,745)	(234,833)
Employee stock ownership plan expense	136,615	125,471
Stock based compensation	466,386	—
Changes in:
Accrued interest receivable	(294,802)	467,536
Net changes in other assets	1,933,798	(519,057)
Net changes in other liabilities	202,678	503,921
Net cash provided by operating activities	6,256,628	18,540,082
Cash flows from investing activities
Purchases of securities held to maturity	(23,120,238)	(27,261,578)
Purchases of securities available for sale	(67,461,181)	(2,021,000)
Maturities, calls, and repayments of securities available for sale	2,653,200	2,593,807
Maturities, calls, and repayments of securities held to maturity	10,740,997	14,151,334
Net (increase) decrease in loans	(60,612,691)	34,542,074
Purchase of Bank Owned Life Insurance	(5,000,000)	(8,000,000)
Net cash acquired in merger	—	19,393,090
Purchases of premises and equipment	(113,536)	(945,972)
Purchase of FHLB stock	(2,204,600)	(169,700)
Redemption of FHLB stock	979,200	1,194,200
Net cash (used in) provided by investing activities	(144,138,849)	33,476,255

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) continued

	For the six months ended June 30,
	2022	2021
Cash flows from financing activities
Net increase (decrease) in deposits	13,876,424	(14,593,415)
Net increase (decrease) in short-term FHLB advances	43,220,000	(12,000,000)
Proceeds from long-term FHLB non-repo advances	—	3,000,000
Repayments of long-term FHLB non-repo advances	(12,952,073)	(8,498,055)
Repurchase of common stock	(4,302,178)	—
Net increase in advance payments from borrowers for taxes and insurance	575,493	360,205
Net cash provided by (used in) financing activities	40,417,666	(31,731,265)
Net (decrease) increase in cash and cash equivalents	(97,464,555)	20,285,072
Cash and cash equivalents at beginning of year	105,068,785	80,385,739
Cash and cash equivalents at June 30	$7,604,230	$100,670,811
Supplemental cash flow information
Income taxes paid	$700,000	$1,355,000
Interest paid	$2,322,057	$3,157,098

Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$87,352,754
Fair value of liabilities assumed	$—	$93,312,447

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at June 30, 2022 and December 31, 2021.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested restricted stock. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three-and-six month periods ended June 30, 2022, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. The Company did not have any outstanding stock options or shares of restricted stock for the three and six-month periods ended June 30, 2021.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2022 and 2021.

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Numerator
Net income	$1,642,007	$1,438,724	$3,042,904	$4,445,031
Denominator:
Weighted average shares outstanding - basic	13,662,222	13,945,423	13,760,002	13,528,822
Effect of stock options	39,452	—	40,166	—
Weighted average shares outstanding - diluted	13,701,674	13,945,423	13,800,168	13,528,822
Earnings per common share:
Basic	$0.12	$0.10	$0.22	$0.33
Diluted	0.12	0.10	0.22	0.33

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of January 1, 2023. The Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S treasury bills less than one year	$9,910,459	$—	$(40,027)	9,870,432
U.S. government and agency obligations
One through five years	6,000,000	—	(432,891)	5,567,109
Corporate bonds due in:
One through five years	15,252,017	503	(358,051)	14,894,469
Five through ten years	2,949,325	—	(234,025)	2,715,300
MBSs – residential	46,918,907	11,912	(5,546,864)	41,383,955
MBSs – commercial	25,553,578	—	(2,477,150)	23,076,428
Total	$106,584,286	$12,415	$(9,089,008)	$97,507,693

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(18,270)	$2,981,730
Corporate bonds due in:
One through five years	6,375,068	17,594	(636)	6,392,026
Five through ten years	1,002,542	3,050	—	1,005,592
MBSs – residential	21,695,539	89,297	(24,591)	21,760,245
MBSs – commercial	9,741,782	—	(42,577)	9,699,205
Total	$41,814,931	$109,941	$(86,074)	$41,838,798

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the three and six months ended June 30, 2022 or June 30, 2021.

The age of unrealized losses and the fair value of related securities as of June 30, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S treasury bills	$9,870,432	$(40,027)	$—	$—	$9,870,432	$(40,027)
U.S. government and agency obligations	5,567,109	(432,891)	—	—	5,567,109	(432,891)
Corporate bonds	16,608,727	(592,076)	—	—	16,608,727	(592,076)
MBSs – residential	40,333,985	(5,541,734)	239,326	(5,130)	40,573,311	(5,546,864)
MBSs – commercial	23,076,428	(2,477,150)	—	—	23,076,428	(2,477,150)
Total	$95,456,681	$(9,083,878)	$239,326	$(5,130)	$95,696,007	$(9,089,008)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency obligations	$2,981,730	$(18,270)	$—	$—	$2,981,730	$(18,270)
Corporate bonds	1,006,523	(636)	—	—	1,006,523	(636)
MBSs – residential	10,000,558	(22,652)	250,581	(1,939)	10,251,139	(24,591)
MBSs – commercial	9,699,205	(42,577)	—	—	9,699,205	(42,577)
Total	$23,688,016	$(84,135)	$250,581	$(1,939)	$23,938,597	$(86,074)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At June 30, 2022, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at June 30, 2022. At June 30, 2022, securities available for sale with a carrying value of $144,705 were pledged to secure public deposits. There were no securities available for sale and pledged to secure public deposits at December 31, 2021. There were 53 securities in a loss position at June 30, 2022, none of which were considered to be other-than-temporally impaired.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(288,760)	$9,711,240
Five through ten years	3,000,000	—	(340,374)	2,659,626
Corporate bonds due in:
One through five years	938,800	—	(40,579)	898,221
Five through ten years	15,317,671	14,613	(416,722)	14,915,562
Municipal obligations due in:
Less than one year	8,453,894	595	(40,660)	8,413,829
One through five years	1,223,015	499	(71,658)	1,151,856
Five through ten years	375,000	128	—	375,128
Greater than ten years	1,730,290	—	(372,950)	1,357,340
MBSs:
Residential	15,543,065	1,545	(1,670,272)	13,874,338
Commercial	29,850,605	—	(3,349,349)	26,501,256
Total	$86,432,340	$17,380	$(6,591,324)	$79,858,396

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
U.S. Government and agency obligations
Five through ten years	$3,000,000	$—	$—	$3,000,000
Corporate bonds due in:
Five through ten years	13,681,053	410,726	(39,870)	14,051,909
Municipal obligations due in:
Less than one year	4,006,006	12,668	(2,776)	4,015,898
One through five years	903,483	—	(15,399)	888,084
Five through ten years	375,000	27,353	—	402,353
Greater than ten years	1,732,386	9,527	—	1,741,913
MBSs:
Residential	16,913,787	75,094	(240,797)	16,748,084
Commercial	33,441,384	287,278	(495,844)	33,232,818
Total	$74,053,099	$822,646	$(794,686)	$74,081,059

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2022
U.S. government and agency obligations	$12,370,866	$(629,134)	$—	$—	$12,370,866	$(629,134)
Corporate bonds	11,431,670	(374,801)	667,500	(82,500)	12,099,170	(457,301)
Municipal bonds	9,866,743	(485,268)	—	—	9,866,743	(485,268)
MBSs – residential	8,703,765	(1,106,726)	4,934,374	(563,546)	13,638,139	(1,670,272)
MBSs – commercial	20,130,247	(1,744,641)	6,371,009	(1,604,708)	26,501,256	(3,349,349)
Total	$62,503,291	$(4,340,570)	$11,972,883	$(2,250,754)	$74,476,174	$(6,591,324)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2021
Corporate bonds	$3,710,120	$(39,870)	$—	$—	$3,710,120	$(39,870)
Municipal bonds	3,835,309	(18,175)	—	—	3,835,309	(18,175)
MBSs – residential	10,720,544	(141,726)	2,701,345	(99,071)	13,421,889	(240,797)
MBSs – commercial	7,898,509	(197,720)	4,653,364	(298,124)	12,551,873	(495,844)
Total	$26,164,482	$(397,491)	$7,354,709	$(397,195)	$33,519,191	$(794,686)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At June 30, 2022 and December 31, 2021, securities held to maturity with a carrying amount of $6,643,645 and $8,363,997, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 57 securities in a loss position at June 30, 2022, none of which were considered to be other-than-temporally impaired. At June 30, 2022 and December 31, 2021, securities held to maturity with a carrying value of $4,792,454 and $3,976,629, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS

Loans are summarized as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Real estate:	(unaudited)
Residential	$379,776,653	$319,968,234
Commercial and multi-family real estate	173,619,693	175,375,419
Construction	51,799,501	41,384,687
Commercial and industrial	2,068,871	7,905,524
Consumer:
Home equity and other	25,798,836	27,728,979
Total loans	633,063,554	572,362,843
Allowance for loan losses	(2,253,174)	(2,153,174)
Net loans	$630,810,380	$570,209,669

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million. All outstanding PPP loans are included in the table above under commercial and industrial loans. Since origination, the Bank has processed forgiveness applications for $13.4 million and the outstanding balance of PPP loans at June 30, 2022 and December 31, 2021 was $1.4 million and $5.8 million, respectively.

The Bank has granted loans to officers and directors of the Bank. At June 30, 2022 and December 31, 2021, such loans totaled $1,754,815 and $577,143, respectively. At June 30, 2022 and December 31, 2021 deferred loan fees were $2,127,170 and $1,249,233, respectively.

Purchased credit impaired ("PCI") loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Gibraltar Bank acquisition totaled $4.7 million at June 30, 2022.

The following table presents changes in accretable yield for PCI loans for the six months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance at the beginning of period	$160,457	$170,075	$217,789	$—
Acquisition	—	—	—	217,789
Accretion	8,603	18,221	—	—
Reclassification of non-accretable discount	—	—	—	—
Balance at the end of period	$151,854	$151,854	$217,789	$217,789

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended June 30, 2022 and 2021.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home equity & other	Total
Three months June 30, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
(Credit) provision for loan losses	159,450	(88,600)	37,000	(2,400)	(5,450)	100,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174
June 30, 2021
Allowance for loan losses:
Beginning balance	$1,185,674	$849,000	$48,000	$13,500	$86,000	$2,182,174
(Credit) provision for loan losses	(58,980)	4,000	6,000	(5,020)	—	(54,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174

The following table presents the activity in the allowance for loan losses by portfolio segments for the six months ended June 30, 2022 and 2021.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home equity & other	Total
Six months June 30, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for loan losses (credit)	159,450	(88,600)	37,000	(2,400)	(5,450)	100,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174
June 30, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Provision for loan losses (credit)	(127,480)	12,000	9,000	(5,520)	(1,000)	(113,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of June 30, 2022 and December 31, 2021:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home equity & other consumer	Total
June 30, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,216,065	680,000	232,000	7,000	82,250	2,217,315
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174
Loans:
Loans individually evaluated for impairment	$832,754	$—	$—	$—	$18,239	$850,993
Loans collectively evaluated for impairment	375,642,159	172,240,349	51,799,501	2,068,871	25,745,345	627,496,225
Loans acquired with deteriorated credit quality	3,301,740	1,379,344	—	—	35,252	4,716,336
Total ending loan balance	$379,776,653	$173,619,693	$51,799,501	$2,068,871	$25,798,836	$633,063,554
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,056,615	768,600	195,000	9,400	87,700	2,117,315
Total ending allowance balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Loans:
Loans individually evaluated for impairment	$1,099,793	$—	$—	$—	$18,507	$1,118,300
Loans collectively evaluated for impairment	314,754,870	173,962,424	41,384,687	7,866,263	27,710,472	565,678,716
Loans acquired with deteriorated credit quality	4,113,571	1,412,995	—	39,261	—	5,565,827
Total ending loan balance	$319,968,234	$175,375,419	$41,384,687	$7,905,524	$27,728,979	$572,362,843

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the three and six months ended June 30, 2022 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,215,530	$173,353	$35,859
Commercial and Multi-Family	488,849	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	18,239	—	—
	$1,722,618	$173,353	$35,859

	Average Of individually Impaired loans for the
	Three months ended June 30, 2022	Six months ended June 30, 2022
Residential first mortgages	$1,393,122	$1,482,496
Commercial and Multi-Family	488,752	488,504
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	28,907	25,440
	$1,910,781	$1,996,440

Impaired loans as of December 31, 2021 and for the three and six months ended June 30, 2021 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential first mortgages	$1,486,469	$174,776	$35,859
Commercial and Multi-Family	488,003	—	—
Construction	—	—	—
Commercial & Industrial	—	—	—
Home equity & other consumer	18,507	—	—
	$1,992,979	$174,776	$35,859

	Average Of individually Impaired loans for the
	Three months ended June 30, 2021	Six months ended June 30, 2021
Residential first mortgages	$1,217,094	$1,231,099
Commercial and Multi-Family	222,534	227,226
Construction	—	—
Commercial & Industrial	—	—
Home equity & other consumer	18,980	19,353
	$1,458,608	$1,477,678

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The Bank has three residential loans totaling $469,102 that were troubled debt restructurings (“TDRs”) as of June 30, 2022, with one loan totaling $173,353 with a specific reserve of $35,859. At December 31, 2021, the Bank had four residential loans totaling $728,288 that were TDRs and one loan totaling $174,776 with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of June 30, 2022 or December 31, 2021 to customers with outstanding loans that are classified as TDRs. There were no loans modified as TDRs during the six-month periods ended June 30, 2022 or 2021. There were no TDRs in payment default within twelve months following the modification during the six months ended June 30, 2022 or 2021.

Interest income recognized on impaired loans for the three and six months ended June 30, 2022 and June 30, 2021 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, excluding PCI loans, by class of loans as of June 30, 2022 and December 31, 2021:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
June 30, 2022
Residential	$832,754	$—
Home equity and other consumer	18,239	—
Total	$850,993	$—

December 31, 2021
Residential	$846,037	$—
Home equity and other consumer	18,507	—
Total	$864,544	$—

The Bank had no other real estate owned at either June 30, 2022 or December 31, 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
June 30, 2022
Residential	$—	$559,838	$286,744	$846,582	$375,628,331	$3,301,740	$379,776,653
Commercial and multi-family	—	—	—	—	172,240,349	1,379,344	173,619,693
Construction	—	—	—	—	51,799,501	—	51,799,501
Commercial and industrial	—	—	—	—	2,068,871	—	2,068,871
Home equity and other consumer	137,112	—	—	137,112	25,626,472	35,252	25,798,836
Total	$137,112	$559,838	$286,744	$983,694	$627,363,524	$4,716,336	$633,063,554

December 31, 2021
Residential	$—	$312,616	$857,676	$1,170,292	$314,684,371	$4,113,571	$319,968,234
Commercial and multi-family	—	—	—	—	173,962,424	1,412,995	175,375,419
Construction	—	—	—	—	41,384,687	—	41,384,687
Commercial and industrial	—	—	—	—	7,905,524	—	7,905,524
Home Equity & Consumer	27,529	—	—	27,529	27,662,189	39,261	27,728,979
Total	$27,529	$312,616	$857,676	$1,197,821	$565,599,195	$5,565,827	$572,362,843

Loans greater than 89 days past due and loans on non-accrual are considered to be nonperforming.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
June 30, 2022
Residential	$378,943,899	$372,332	$460,422	$—	$379,776,653
Commercial and multi-family	173,619,693	—	—	—	173,619,693
Construction	51,799,501	—	—	—	51,799,501
Commercial and industrial	2,068,871	—	—	—	2,068,871
Home equity and other consumer	25,780,597	—	18,239	—	25,798,836
Total	$632,212,561	$372,332	$478,661	$—	$633,063,554

December 31, 2021
Residential	$318,868,440	$383,034	$716,760	$—	$319,968,234
Commercial and multi-family	174,173,925	—	1,201,494	—	175,375,419
Construction	41,384,687	—	—	—	41,384,687
Commercial and industrial	7,905,524	—	—	—	7,905,524
Home equity and other consumer	27,710,472	—	18,507	—	27,728,979
Total	$570,043,048	$383,034	$1,936,761	$—	$572,362,843

NOTE 6 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. Grants of restricted common stock were issued from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2022, approximately $118,000 and $236,000 in expense was recognized in regard to these awards. There was no restricted stock expense recorded for the three and six months ended June 30, 2021. The expected future compensation expense related to the 226,519 non-vested restricted shares outstanding at June 30, 2022 was approximately $2.0 million over a weighted average period of four years.

The following is a summary of the Company's restricted stock activity during the six months ended June 30, 2022:

	Number of non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	226,519	$10.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, June 30, 2022	226,519	$10.45

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2022, approximately $115,000 and $230,000 in expense was recognized in regard to these awards, respectively. There was no stock option expense recorded for the three or six months ended June 30, 2021. The expected future compensation expense related to the 526,119 non-vested options outstanding at June 30, 2022 was $1.9 million over the vesting period of four years.

The following is a summary of the Company's option activity during the six months ended June 30, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	$523,619	$10.45	6.5	$397,951
Granted	—
Exercised	—
Forfeited	—
Outstanding, June 30, 2022	523,619	$10.45	5.9	$397,591
Options exercisable at June 30, 2022	$—			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended June 30, 2022 and 2021, $70,000 and $65,000 was incurred as expense for the plan, respectively. During the six months ended June 30, 2022 and 2021, $137,000 and $125,000 was incurred as expense for the plan, respectively. As of June 30, 2022, 65,789 shares have been allocated and 449,977 shares are unallocated with a fair value of $5.1 million.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Bank had outstanding firm commitments, all of which expire within three months, to originate, loans at June 30, 2022 and December 31, 2021 as follows:

	June 30, 2022	December 31, 2021
Fixed Rate
Residential mortgage loans	$27,116,500	$2,986,250
Commercial real estate	350,000	—
Construction	675,000	—
Home equity	—	170,000
Total	$28,141,500	$3,156,250

	June 30, 2022	December 31, 2021
Variable Rate
Residential mortgage loans	$25,144,739	$—
Commercial real estate	3,040,000	1,400,000
Commercial and industrial	500,000	—
Construction	—	7,522,375
Home equity	618,000	1,060,000
Total	$29,302,739	$9,982,375

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.50% to 6.00% and maturities ranging from 10 years to 30 years.

At June 30, 2022 and December 31, 2021, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to $47,745,830 and $48,028,579, respectively. At June 30, 2022 and December 31, 2021, undisbursed funds from approved lines of credit under a business line of credit program amounted to $8,176,073 and $7,938,827, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

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

The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $43,364 and $48,012 for the three months ended June 30, 2022 and 2021, respectively. Rent expense was $87,179 and $73,763 for the six months ended June 30, 2022 and 2021, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Securities available for sale:
U.S. treasury bills	$9,870,432	$9,870,432	$—	$—
U.S. government and agency obligations	5,567,109	—	5,567,109	—
Corporate bonds	17,609,769	—	17,609,769	—
MBSs - residential	41,383,955	—	41,383,955	—
MBSs - commercial	23,076,428	—	23,076,428	—
	$97,507,693	$9,870,432	$87,637,261	$—
As of December 31, 2021
Securities available for sale:
U.S. government and agency obligations	$2,981,730	$—	$2,981,730
Corporate bonds	7,397,618	—	7,397,618	—
MBSs - residential	21,760,245	—	21,760,245	—
MBSs - commercial	9,699,205	—	9,699,205	—
	$41,838,798	$—	$41,838,798	$—

There were no transfers between level 1 and level 2 during the six months ended June 30, 2022.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at June 30, 2022 and December 31, 2021, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2022
Financial instruments - assets
Cash and due from banks	$7,604	$7,604	$7,604	$—	$—
Investment securities held-to-maturity	86,432	79,858	—	79,858	—
Loans and loans held for sale	631,170	595,775	—	—	595,775
Financial instruments - liabilities
Certificates of deposit	367,866	369,394	—	369,394	—
Borrowings	115,279	114,670	—	114,670	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2021
Financial instruments - assets
Cash and due from banks	$105,069	$105,069	$105,069	$—	$—
Investment securities held-to-maturity	74,053	74,081	—	74,081	—
Loans and loans held for sale	571,363	569,845	—	—	569,845
Financial instruments - liabilities
Certificates of deposit	366,396	365,452	—	365,452	—
Borrowings	85,052	86,657	—	86,657	—

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

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and six months ended June 30, 2022 and 2021 was as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Three months ended
June 30, 2022
Beginning balance at April 1, 2022	$(2,689,802)	$58,747	$(2,631,055)
Other comprehensive (loss) income before reclassification	—	—	—
Amounts reclassified	(4,142,333)	41,589	(4,100,744)
Net period comprehensive (loss) income	(4,142,333)	41,589	(4,100,744)
Ending balance at June 30, 2022	$(6,832,135)	$100,336	$(6,731,799)

June 30, 2021
Beginning balance at April 1, 2021	$112,120	$(342,201)	$(230,081)
Other comprehensive income before reclassification	—	—	—
Amounts reclassified	9,212	31,381	40,593
Net period comprehensive income	9,212	31,381	40,593
Ending balance at June 30, 2021	$121,332	$(310,820)	$(189,488)

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Unrealized gain and losses on available for sale securities	Benefit plans	Total
Six months ended June 30, 2022
Beginning balance at January 1, 2022	$(289,814)	$17,158	$(272,656)
Other comprehensive income before reclassification	—	—	—
Amounts reclassified	(6,542,321)	83,178	(6,459,143)
Net period comprehensive income	(6,542,321)	83,178	(6,459,143)
Ending balance at June 30, 2022	$(6,832,135)	$100,336	$(6,731,799)

June 30, 2021
Beginning balance at January 1, 2021	$100,569	$(373,582)	$(273,013)
Other comprehensive income before reclassification	—	—	—
Amounts reclassified	20,763	62,762	83,525
Net period comprehensive income	20,763	62,762	83,525
Ending balance at June 30, 2021	$121,332	$(310,820)	$(189,488)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and June 30, 2021 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The COVID-19 pandemic has adversely impacted the global and nation economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

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

As of February 28, 2021, Gibraltar had assets of $106.2 million, loans of $77.7 million and deposits of $81.6 million and operated from three offices located in Newark, Oak Ridge and Parsippany, New Jersey in Morris and Essex Counties, New Jersey.

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K at and for the year ended December 31, 2021. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. There have been no significant changes to the Company's critical accounting policies since December 31, 2021.

COVID-19

As of June 30, 2022, the Bank had granted 172 loan modifications totaling $67.9 million, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments. These short-term loan modifications were treated in accordance with Section 4013 of the Coronavirus Aid Relief and Economic Security (“CARES”) Act and, as such, were not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019. Furthermore, these loans continued to accrue interest.

As a qualified Small Business Administration (“SBA”) lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 PPP applications totaling $6.9 million. The Bank had $1.4 million in outstanding PPP loans at June 30, 2022.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets increased $37.6 million, or 4.5%, from December 31, 2021 to $874.9 million at June 30, 2022 primarily due to loan originations and purchase of investment securities with excess liquidity. The increase in assets reflected a $60.6 million, or 10.6%, increase in loans, a $55.7 million, or 133.1%, increase in securities available for sale and a $12.4 million or 16.7%, increase in securities held to maturity, offset by a $97.5 million, or 92.8%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $97.5 million, or 92.8%, to $7.6 million at June 30, 2022 from $105.1 million at December 31, 2021. The decrease was primarily due to funding of loan originations and investment security purchases during the six months ended June 30, 2022.

Securities Available for Sale. Total securities available for sale increased $55.7 million, or 133.1%, to $97.5 million at June 30, 2022 from $41.8 million at December 31, 2021. The increase was due to $67.5 million of purchases of mortgage-backed securities, corporate bonds, U.S. treasury bills and government agency obligations, with excess cash. The increase in securities available for sale reflected a $10.2 million increase in corporate bonds, a $9.9 million increase in U.S. treasury bills, a $2.6 million increase in U.S. government agency obligations, and a $33.0 million increase in mortgage-backed securities.

Securities Held to Maturity. Total securities held to maturity increased $12.4 million, or 16.7%, to $86.4 million at June 30, 2022 from $74.1 million at December 31, 2021, primarily due to $23.1 million in purchases of securities which was offset by repayments of mortgage-backed securities. The increase in securities held to maturity reflected a $2.5 million increase in corporate bonds, a $10.0 million increase in U.S. government agency obligations, a $4.8 million increase in municipal bonds and a $5.0 million decrease in mortgage-backed securities.

Net Loans. Net loans increased $60.6 million, or 10.6%, to $630.8 million at June 30, 2022 from $570.2 million at December 31, 2021. The increase was due to an increase of $59.8 million, or 18.7%, in one-to four-residential real estate loans to $379.8 million from $320.0 million at December 31, 2021, and an increase of $10.4 million, or 25.2%, in construction loans to $51.8 million at June 30, 2022 from $41.4 million at December 31, 2021 offset by a $5.8 million, or 73.8%, decrease in commercial and industrial loans to $2.1 million at June 30, 2022 from $7.9 million as of December 31, 2021, a decrease of $1.9 million, or 7.0%, in consumer loans to $25.8 million at June 30, 2022 from $27.7 million at December 31, 2021 and a decrease of $1.8 million, or 1.0%, in commercial and multi-family real estate loans to $173.6 million at June 30, 2022 from $175.4 million at December 31, 2021. The decrease in commercial and industrial loans was due to the forgiveness and repayment of $5.5 million in PPP loans that were originated in 2021 and 2020. As of June 30, 2022, the Bank had $360,000 in loans held for sale compared $1.2 million loans held for sale as of December 31, 2021.

Bank-Owned Life Insurance. Bank-owned life insurance increased $5.3 million or 21.7% due to a $5.0 million purchase of bank-owned life insurance during the six months ended June 30, 2022.

Deposits. Total deposits increased $13.8 million, or 2.3%, to $611.3 million at June 30, 2022 from $597.5 million at December 31, 2021 reflecting a new $11.0 million interest-bearing checking municipal relationship. The increase in deposits reflected an increase in interest-bearing deposits of $13.7 million, or 2.5%, to $571.8 million as of June 30, 2022 from $558.2 million at December 31, 2021 and an increase in non-interest bearing deposits of $124,000, or 0.3%, to $39.4 million as of June 30, 2022 from $39.3 million as of December 31, 2021.

At June 30, 2022, municipal deposits totaled $38.9 million, which represented 6.4% of total deposits, and brokered deposits totaled $48.7 million, which represented 8.0% of total deposits. At December 31, 2021, municipal deposits totaled $31.5 million, which represented 5.3% of total deposits, and brokered deposits totaled $52.9 million, which represented 8.9% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $30.2 million, or 35.5%, to $115.3 million at June 30, 2022 from $85.1 million at December 31, 2021, as short-term advances increased $43.2 million and repayments of long-term advances were $13.0 million. The weighted average rate of borrowings was 1.72% and 1.69% as of June 30, 2022 and December 31, 2021, respectively.

Total Equity. Stockholders’ equity decreased $7.1 million to $140.5 million, primarily due increased accumulated other comprehensive loss for securities available for sale of $6.5 million and the repurchase of 379,949 shares of stock during the six months at a cost of $4.3 million, offset by $3.0 million of net income for the six months ended June 30, 2022. At June 30, 2022, the Company’s ratio of average stockholders’ equity-to-total assets was 17.08%, compared to 17.67% at December 31, 2021.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$20,723	$28	0.55%	$99,956	$41	0.16%
Loans	593,705	5,849	3.95%	591,134	5,685	3.86%
Securities	182,338	979	2.15%	86,594	402	1.86%
Other interest-earning assets	4,891	55	4.53%	5,740	74	5.16%
Total interest-earning assets	801,657	6,911	3.46%	783,424	6,202	3.17%

Non-interest-earning assets	54,038			41,827
Total assets	$855,695			$825,251
Liabilities and equity:
NOW and money market accounts	$158,552	$217	0.55%	$99,267	$142	0.59%
Savings accounts	66,095	43	0.26%	64,341	26	0.16%
Certificates of deposit	354,600	590	0.67%	375,373	883	0.94%
Total interest-bearing deposits	579,247	850	0.59%	538,981	1,051	0.78%

Federal Home Loan Bank advances	86,445	356	1.59%	100,289	376	1.50%
Total interest-bearing liabilities	665,692	1,206	0.73%	639,270	1,427	0.90%
Non-interest-bearing deposits	38,132			26,736
Other non-interest-bearing liabilities	5,556			15,421
Total liabilities	709,380			681,427

Total equity	146,315			143,824
Total liabilities and equity	$855,695			$825,251
Net interest income		$5,705			$4,775
Interest rate spread (1)			2.73%			2.28%
Net interest margin (2)			2.85%			2.44%
Average interest-earning assets to average interest-bearing liabilities	120.42%			122.55%

(1)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)
Net interest margin represents net interest income divided by average total interest-earning assets.
(3)
Annualized.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,991	$57	0.25%	$95,564	$91	0.19%
Loans	582,826	11,386	3.92%	585,279	11,150	3.83%
Securities	160,688	1,637	2.04%	78,485	1,088	2.77%
Other interest-earning assets	4,864	110	4.54%	5,919	147	4.98%
Total interest-earning assets	794,369	13,190	3.33%	765,247	12,476	3.27%
Non-interest-earning assets	52,429			35,878
Total assets	$846,798			$801,125
Liabilities and equity:
NOW and money market accounts	$151,044	$437	0.58%	$94,606	$251	0.54%
Savings accounts	66,338	86	0.26%	53,344	48	0.18%
Certificates of deposit	352,824	1,153	0.66%	373,355	2,015	1.09%
Total interest-bearing deposits	570,206	1,676	0.59%	521,305	2,314	0.90%
Federal Home Loan Bank advances	84,374	686	1.64%	103,897	808	1.57%
Total interest-bearing liabilities	654,580	2,362	0.73%	625,202	3,122	1.01%
Non-interest-bearing deposits	40,545			27,820
Other non-interest-bearing liabilities	6,755			9,268
Total liabilities	701,880			662,290
Total equity	144,918			138,835
Total liabilities and equity	$846,798			$801,125
Net interest income		$10,828			$9,354
Interest rate spread (1)			2.61%			2.27%
Net interest margin (2)			2.75%			2.46%
Average interest-earning assets to average interest-bearing liabilities	121.36%			122.40%
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

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021			Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(195)	$182	$(13)	$(92)	$58	$(34)
Loans receivable	26	138	164	(124)	360	236
Securities	506	71	577	1,354	(805)	549
Other interest earning assets	(10)	(9)	(19)	(25)	(12)	(37)
Total interest-earning assets	327	382	709	1,113	(399)	714

Interest expense:
NOW and money market accounts	139	(64)	75	165	21	186
Savings accounts	1	16	17	13	25	38
Certificates of deposit	(47)	(246)	(293)	(105)	(757)	(862)
Federal Home Loan Bank advances	(140)	120	(20)	(216)	94	(122)
Total interest-bearing liabilities	(47)	(174)	(221)	(143)	(617)	(760)
Net increase (decrease) in net interest income	$374	$556	$930	$1,256	$218	$1,474

Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

General. Net income increased by $203,000, or 14.1%, to $1.6 million for the three months ended June 30, 2022 from $1.4 million for the three months ended June 30, 2021. The increase was due to an increase in net interest income of $930,000, offset by a decrease in non-interest income of $280,000 and an increase of $154,000 in the provision for loan losses.

Interest Income. Interest income increased $709,000, or 11.4%, to $6.9 million for the three months ended June 30, 2022. The increase reflected an $18.2 million increase in the average balance of interest-earnings assets, and a 29 basis points increase in the average yield on interest-earning assets to 3.46% for the three months ended June 30, 2022 from 3.17% for the three months ended June 30, 2021.

Interest income on cash and cash equivalents decreased $13,000, or 31.7%, to $28,000 for the three months ended June 30, 2022 from $41,000 for the three months ended June 30, 2021 due to a $79.2 million decrease in the average balance of cash and cash equivalents to $20.7 million for the three months ended June 30, 2022 from $100.0 million for the three months ended June 30, 2021, reflecting the use of excess liquidity to fund loan originations and purchase investment securities. This was offset by a 39 basis point increase in the average yield on cash and cash equivalents from 0.16% for the three months ended June 30, 2021 to 0.55% for the three months ended June 30, 2022 due to the higher interest rate environment.

Interest income on loans increased $164,000, or 2.9%, to $5.8 million for the three months ended June 30, 2022 compared to $5.7 million for the three months ended June 30, 2021 due to a nine basis point increase in the average yield on loans from 3.86% for the three months ended June 30, 2021 to 3.95% for the three months ended June 30, 2022 and by a $2.6 million increase in the average balance of loans to $593.7 million for the three months ended June 30, 2022 from $591.1 million for the three months ended June 30,

2021.

Interest income on securities increased $578,000, or 143.9%, to $979,000 for the three months ended June 30, 2022 from $401,000 for the three months ended June 30, 2021 due to a 29 basis point increase in the average yield from 1.86% for the three months ended June 30, 2021 to 2.15% for the three months ended June 30, 2022. The increase was also due to a $95.7 million increase in the average balance of securities to $182.3 million for the three months ended June 30, 2022 from $86.6 million for the three months ended June 30, 2021, reflecting the purchase of investments with excess liquidity.

Interest Expense. Interest expense decreased $221,000, or 15.5%, to $1.2 million for the three months ended June 30, 2022 from $1.4 million for the three months ended June 30, 2021. The decrease primarily reflected a 17 basis point decrease in the average cost of interest-bearing liabilities to 0.73% for the three months ended June 30, 2022 from 0.90% for the three months ended June 30, 2021.

Interest expense on interest-bearing deposits decreased $201,000, or 19.1%, to $850,000 for the three months ended June 30, 2022 from $1.1 million for the three months ended June 30, 2021. The decrease was due primarily to a 19 basis point decrease in the average cost of interest-bearing deposits to 0.59% for the three months ended June 30, 2022 from 0.78% for the three months ended June 30, 2021. The decrease in the average cost of deposits was due to lower average balances and lower average costs of certificates of deposit. This decrease was offset by a $40.3 million increase in the average balance of total deposits to $579.2 million for the three months ended June 30, 2022 from $539.0 million for the three months ended June 30, 2021.

Interest expense on Federal Home Loan Bank borrowings decreased $20,000, or 5.4%, from $376,000 for the three months ended June 30, 2021 to $356,000 for the three months ended June 30, 2022. The decrease was due to a decrease in the average balance of borrowings of $13.8 million to $86.4 million for the three months ended June 30, 2022 from $100.3 million for the three months ended June 30, 2021. The decrease was offset by an increase in the average cost of borrowings of nine basis points to 1.59% for the three months ended June 30, 2022 from 1.50% for the three months ended June 30, 2021 due to the higher borrowing rates.

Net Interest Income. Net interest income increased $930,000, or 19.5%, to $5.7 million for the three months ended June 30, 2022 from $4.8 million for the three months ended June 30, 2021. The increase reflected a 45 basis point increase in our net interest rate spread to 2.73% for the three months ended June 30, 2022 from 2.28% for the three months ended June 30, 2021. Our net interest margin increased 41 basis points to 2.85% for the three months ended June 30, 2022 from 2.44% for the three months ended June 30, 2021.

Provision for Loan Losses. We recorded a $100,000 provision for loan losses the three months ended June 30, 2022 and recorded a $54,000 credit for the three-month period ended June 30, 2021. Higher balances in residential loans were the reason for the provision for the three months ended June 30, 2022. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs. Non-performing assets were $1.9 million, or 0.21% of total assets, at June 30, 2022. The allowance for loan losses was $2.3 million, or 0.36% of loans outstanding and 120.8% of nonperforming loans, at June 30, 2022.

Non-Interest Income. Non-interest income decreased by $280,000, or 52.4%, to $254,000 for the three months ended June 30, 2022 from $533,000 for the three months ended June 30, 2021. Gain on sale of loans decreased $284,000 as the Bank decided to portfolio loans rather than sell loans. This decrease was offset by a $24,000, or 16.7%, increase in bank-owned life insurance to $169,000 for the three months ended June 30, 2022 from $145,000 for the three months ended June 30, 2022.

Non-Interest Expense. For the three months ended June 30, 2022, non-interest expense increased $17,000, or 0.5%, over the comparable 2021 period. Salaries and employee benefits increased $63,000, or 3.1%, due to the new stock compensation plan established in September 2021. Data processing expense increased $18,000, or 5.9%, due to higher data processing expense associated with being a larger organization. Professional fees decreased $57,000, or 27.5%, due in part to lower legal expense in 2022. Merger fees expenses were $74,000 in 2021. The increase in occupancy and equipment expenses of $48,000, or 16.2%, was due to increased costs for the acquired Gibraltar Bank branches and the new Hasbrouck Heights branch office.

Income Tax Expense. Income tax expense increased $277,000, or 80.1%, to $623,000 for the three months ended June 30, 2022 from $346,000 for the three months ended June 30, 2021. The increase was due to $422,000 of higher taxable income. The effective tax rate for the three months ended June 30, 2022 and 2021 were 27.51% and 19.38%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General. Net income decreased by $1.4 million, or 31.5%, to $3.0 million for the six months ended June 30, 2022 from $4.4 million for the six months ended June 30, 2021. The decrease was due to a decrease in non-interest income of $2.3 million, an increase in non-interest expenses of $126,000, an increase in provision for loan losses of $213,000, an increase of $284,000 in income taxes offset by an increase in net interest income of $1.5 million.

Interest Income. Interest income increased $714,000, or 5.7%, to $13.2 million for the six months ended June 30, 2022 from $12.5 million for the six months ended June 30, 2021. The increase reflected a $29.1 million increase in the average balance of interest-earnings assets, and a six basis point increase in the average yield on interest-earning assets to 3.33% for the six months ended June 30, 2022 from 3.27% for the six months ended June 30, 2021.

Interest income on cash and cash equivalents decreased $34,000, or 37.4%, to $57,000 for the six months ended June 30, 2022 from $91,000 for the six months ended June 30, 2021 due to a $49.6 million decrease in the average balance of cash and cash equivalents to $46.0 million for the six months ended June 30, 2022 from $95.6 million for the six months ended June 30, 2021, reflecting the use of excess liquidity to fund loan originations and purchase investment securities. This was offset by a six basis point increase in the average yield on cash and cash equivalents from 0.19% for the six months ended June 30, 2021 to 0.25% for the six months ended June 30, 2022 due to the higher interest rate environment.

Interest income on loans increased $236,000, or 2.1%, to $11.4 million for the six months ended June 30, 2022 compared to $11.2 million for the six months ended June 30, 2021 due to a nine basis point increase in the average yield on loans from 3.83% for the six months ended June 30, 2021 to 3.92% for the six months ended June 30, 2022 offset by a $2.5 million decrease in the average balance of loans to $582.8 million for the six months ended June 30, 2022 from $585.3 million for the six months ended June 30, 2021.

Interest income on securities increased $550,000, or 51.7%, to $1.6 million for the six months ended June 30, 2022 from $1.1 million for the six months ended June 30, 2021 due to an $82.2 million increase in the average balance of securities to $160.7 million for the six months ended June 30, 2022 from $78.5 million for the six months ended June 30, 2021, reflecting the purchase of investments with excess liquidity. The increase was offset by a 73 basis point decrease in the average yield from 2.77% for the six months ended June 30, 2021 to 2.04% for the six months ended June 30, 2022.

Interest Expense. Interest expense decreased $760,000, or 24.3%, to $2.4 million for the six months ended June 30, 2022 from $3.1 million for the six months ended June 30, 2021. The decrease primarily reflected a 28 basis point decrease in the average cost of interest-bearing liabilities to 0.73% for the six months ended June 30, 2022 from 1.01% for the six months ended June 30, 2021, offset by a $29.4 million, or 4.7%, increase in the average balance of interest-bearing liabilities from $625.2 million for the six months ended June 30, 2021 to $684.6 million for the six months ended June 30, 2022.

Interest expense on interest-bearing deposits decreased $638,000, or 27.6%, to $1.7 million for the six months ended June 30, 2022 from $2.3 million for the six months ended June 30, 2021. The decrease was due primarily to a 31 basis point decrease in the average cost of interest-bearing deposits to 0.59% for the six months ended June 30, 2022 from 0.90% for the six months ended June 30, 2021. The decrease in the average cost of deposits was due to lower average balances and lower average costs of certificates of deposit. This decrease was offset by a $48.9 million increase in the average balance of deposits to $570.2 million for the six months ended June 30, 2022 from $521.3 million for the six months ended June 30, 2021.

Interest expense on Federal Home Loan Bank borrowings decreased $122,000, or 15.1%, from $808,000 for the six months ended June 30, 2021 to $686,000 for the six months ended June 30, 2022. The decrease was due to a decrease in the average balance of borrowings of $19.5 million to $84.4 million for the six months ended June 30, 2022 from $103.9 million for the six months ended June 30, 2021. The decrease was offset by an increase in the average cost of borrowings of seven basis points to 1.64% for the six months ended June 30, 2022 from 1.57% for the six months ended June 30, 2021 due to the higher borrowing rates.

Net Interest Income. Net interest income increased $1.5 million, or 15.8%, to $10.8 million for the six months ended June 30, 2022 from $9.4 million for the six months ended June 30, 2021. The increase reflected a 34 basis point increase in our net interest rate spread to 2.61% for the six months ended June 30, 2022 from 2.27% for the six months ended June 30, 2021. Our net interest margin increased 29 basis points to 2.75% for the six months ended June 30, 2022 from 2.46% for the six months ended June 30, 2021.

Provision for Loan Losses. We recorded a $100,000 provision for loan losses for the six months ended June 30, 2022 compared to a $113,000 credit for the six month period ended June 30, 2021. Higher balances in residential and construction loans were the reason for the provision for the six months ended June 30, 2022. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.

Non-Interest Income. Non-interest income decreased by $2.3 million, or 79.0%, to $598,000 for the six months ended June 30, 2022 from $2.9 million for the six months ended June 30, 2021. For the six months ended June 30, 2021, there was a $1.9 million bargain purchase gain recognized in the Gibraltar Bank acquisition in 2021. Gain on sale of loans decreased $433,000 or 83.3%, to $87,000 for the six months ended June 30, 2022 from $520,000 for the six months ended June 30, 2021. Bank-owned life insurance income increased $91,000, or 38.6% to $325,000 for the six months ended June 30, 2022 from $235,000 for the six months ended June 30, 2021.

Non-Interest Expense. For the six months ended June 30, 2022, non-interest expense increased $126,000, or 1.8%, to $7.1 million, over the comparable 2021 period. Salaries and employee benefits increased $588,000, or 16.4%, due to the new stock compensation plan started in September 2021. Data processing expense increased $88,000, or 17.0%, due to higher data processing expense associated with a larger company. Advertising expense increased $92,000 due to additional promotions for branch locations and new promotions. Professional fees decreased $172,000, or 36.8%, due to lower consulting expense. Merger fees and core conversion costs were $752,000 in 2021. The increase in equipment and occupancy expenses of $126,000, or 22.4%, was mainly due to the additional branch locations.

Income Tax Expense. Income tax expense increased $284,000, to $1.1 million for the six months ended June 30, 2022 from $864,000 for the six months ended June 30, 2021. The increase was due to $683,000 of higher taxable income. The effective tax rate for the six months ended June 30, 2022 and 2021 were 27.40% and 16.28% respectively.

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

We manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating and purchasing loans with adjustable interest rates; promoting core deposit products; monitoring the length of our borrowings with the Federal Home Loan Bank and brokered deposits depending on the interest rate environment; maintaining a significant portion of our investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as June 30, 2022. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$95,325	$(24,326)	(20.33)%	12.66%	(9.64)%
300 bp	105,258	(14,393)	(12.03)	13.56	(3.21)
200 bp	113,983	(5,668)	(4.74)	14.22	1.50
100 bp	119,476	(175)	(0.15)	14.43	3.00
—	119,651	—	—	14.01
(100) bp	119,403	(248)	(1.16)	14.68	4.78
(200) bp	119,001	(650)	(3.16)	14.71	6.78

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

As of June 30, 2022, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(15.09)%
300	(10.97)
200	(6.80)
100	(2.67)
—	—
(100)	(0.86)
(200)	2.86

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2022, we had the ability to borrow up to $260.0 million, of which $115.0 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2022, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2022, cash and cash equivalents totaled $7.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $97.5 million at June 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2022 totaled $206.1 million, or 33.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At June 30, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio was temporarily reduced to 8% for calendar year 2020 and 8.5% for calendar year 2021 in response to COVID-19. As of June 30, 2022, the Bank is reporting as a qualifying community bank with a ratio of 17.50%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the six months ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2022 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2021, the Company’s Board of Directors approved the repurchase of 296,044 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). On April 11, 2022, the Company announced it completed its initial 5% buyback plan, purchasing 296,044 shares.

On May 25, 2022, the Company’s Board of Directors approved the repurchase of 292,568 shares of its common stock, which is approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved programs for the second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	69,392	$10.81	69,392	-
May 1 - 31, 2022	2,000	11.15	2,000	290,568
June 1 - 30, 2022	146,056	11.17	146,056	144,512
Total	217,448	$11.05	$217,448

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

101.0

The following materials for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 11, 2022	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: August 11, 2022	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer