Form 10-Q
period 2022-09-30
Bogota Financial Corp.
filed 2022-11-08
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 14,059,388 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of	As of
	September 30, 2022	December 31, 2021
Assets	(unaudited)
Cash and due from banks	$8,885,168	$14,446,792
Interest-bearing deposits in other banks	4,440,605	90,621,993
Cash and cash equivalents	13,325,773	105,068,785
Securities available for sale	88,091,340	41,838,798
Securities held to maturity (fair value of $76,575,170 and $74,081,059, respectively)	84,128,385	74,053,099
Loans held for sale	—	1,152,500
Loans, net of allowance of $2,428,174 and $2,153,174, respectively	707,119,408	570,209,669
Premises and equipment, net	7,954,437	8,127,979
Federal Home Loan Bank (FHLB) stock and other restricted securities	6,663,500	4,851,300
Accrued interest receivable	3,411,329	2,712,605
Core deposit intangibles	283,802	336,364
Bank-owned life insurance	30,021,952	24,524,122
Other assets	5,205,892	4,486,366
Total Assets	$946,205,818	$837,361,587
Liabilities and Equity
Non-interest bearing deposits	$36,635,406	$39,317,500
Interest bearing deposits	631,524,062	558,162,278
Total deposits	668,159,468	597,479,778
FHLB advances	128,111,317	85,051,736
Advance payments by borrowers for taxes and insurance	3,921,880	2,856,120
Other liabilities	4,894,794	4,397,742
Total liabilities	805,087,459	689,785,376

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 14,059,388 issued and outstanding at September 30, 2022 and 14,605,809 at December 31, 2021	140,593	146,057
Additional paid-in capital	62,978,243	68,247,204
Retained earnings	89,853,322	84,879,812
Unearned ESOP shares (443,236 shares at September 30, 2022 and 463,239 shares at December 31, 2021)	(5,198,303)	(5,424,206)
Accumulated other comprehensive loss	(6,655,496)	(272,656)
Total stockholders’ equity	141,118,359	147,576,211
Total liabilities and stockholders’ equity	$946,205,818	$837,361,587

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans	$7,018,200	$5,967,013	$18,403,802	$17,116,855
Securities
Taxable	1,013,034	410,867	2,582,869	1,473,018
Tax-exempt	48,027	13,411	115,305	38,794
Other interest-earning assets	96,139	94,343	263,634	332,603
Total interest income	8,175,400	6,485,634	21,365,610	18,961,270
Interest expense
Deposits	1,249,693	1,040,669	2,925,685	3,354,897
FHLB advances	716,705	369,352	1,402,741	1,176,985
Total interest expense	1,966,398	1,410,021	4,328,426	4,531,882
Net interest income	6,209,002	5,075,613	17,037,184	14,429,388
Provision (credit) for loan losses	175,000	25,000	275,000	(88,000)
Net interest income after provision for loan losses	6,034,002	5,050,613	16,762,184	14,517,388
Non-interest income
Fees and service charges	47,090	53,696	136,886	98,989
Gain on sale of loans	—	127,111	86,913	647,213
Bargain purchase gain	—	—	—	1,933,397
Bank-owned life insurance	185,085	156,992	510,527	391,825
Other	37,336	36,613	133,325	154,882
Total non-interest income	269,511	374,412	867,651	3,226,306
Non-interest expense
Salaries and employee benefits	2,154,654	2,029,021	6,316,898	5,603,408
Occupancy and equipment	347,036	338,604	1,033,846	899,777
FDIC insurance assessment	54,000	49,000	162,000	163,300
Data processing	311,106	256,953	920,293	777,789
Advertising	156,145	60,000	368,435	180,000
Director fees	189,424	207,012	607,749	622,131
Professional fees	163,500	128,514	459,253	596,280
Merger fees	—	—	—	392,197
Core conversion costs	—	370,000	—	730,000
Other	262,890	337,002	905,428	820,803
Total non-interest expense	3,638,755	3,776,106	10,773,902	10,785,685
Income before income taxes	2,664,758	1,648,919	6,855,933	6,958,009
Income tax expense	734,152	606,744	1,882,423	1,470,803
Net income	$1,930,606	$1,042,175	$4,973,510	$5,487,206
Earnings per Share - basic	$0.14	$0.07	$0.36	$0.40
Earnings per Share - diluted	$0.14	$0.07	$0.36	$0.40
Weighted average shares outstanding - basic	13,468,751	14,019,317	13,661,851	13,694,117
Weighted average shares outstanding - diluted	13,529,857	14,019,317	13,704,688	13,694,117

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,930,606	$1,042,175	$4,973,510	$5,487,206
Other comprehensive income (loss):
Net unrealized (loss)/gains on securities available for sale	(316,044)	(16,259)	(9,416,506)	12,622
Tax effect	88,840	4,570	2,646,981	(3,548)
Net of tax	(227,204)	(11,689)	(6,769,525)	9,074
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	57,850	43,653	173,550	130,959
Tax effect	(16,261)	(12,270)	(48,783)	(36,814)
Net of tax	41,589	31,383	124,767	94,145
Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	364,332	—	364,332	—
Tax effect	(102,414)	—	(102,414)	—
Net of tax	261,918	—	261,918	—
Total other comprehensive income (loss)	76,303	19,694	(6,382,840)	103,219
Comprehensive income (loss)	$2,006,909	$1,061,869	$(1,409,330)	$5,590,425

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Total stockholders' Equity
Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(5,725,410)	$(273,013)	$128,468,076
Net income	—	—	—	3,006,307	—	—	3,006,307
Other comprehensive income	—	—	—	—	—	42,932	42,932
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
ESOP Shares released (25,789 shares)	—	—	(14,466)	—	75,301	—	60,835
Balance March 31, 2021	14,425,441	$144,254	$68,448,042	$80,366,044	$(5,650,109)	$(230,081)	$143,078,150
Net income	—	—	—	1,438,724	—	—	1,438,724
Other comprehensive income	—	—	—	—	—	40,593	40,593
ESOP shares released	—	—	(10,666)	—	75,301	—	64,635
Balance June 30, 2021	14,425,441	$144,254	$68,437,376	$81,804,768	$(5,574,808)	$(189,488)	$144,622,102
Net income	—	—	—	1,042,175	—	—	1,042,175
Other comprehensive income	—	—	—	—	—	19,694	19,694
Stock based compensation	—	—	77,731	—	—	—	77,731
Issuance of common stock to equity plan	226,519	2,265	(2,265)	—	—	—	—
Stock purchased and retired	(20,281)	(203)	(213,078)	—	—	—	(213,281)
ESOP shares released	—	—	(8,606)	—	75,301	—	66,695
Balance September 30, 2021	14,631,679	$146,316	$68,291,158	$82,846,943	$(5,499,507)	$(169,794)	$145,615,116

Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(5,424,206)	$(272,656)	$147,576,211
Net income	—	—	—	1,400,897	—	—	1,400,897
Stock based compensation	—	—	233,193	—	—	—	233,193
Other comprehensive loss	—	—	—	—	—	(2,358,399)	(2,358,399)
Stock purchased and retired	(180,501)	(1,805)	(1,890,310)	—	—	—	(1,892,115)
ESOP shares released (25,789 shares)	—	—	(9,156)	—	75,301	—	66,145
Balance March 31, 2022	14,425,308	$144,252	$66,580,931	$86,280,709	$(5,348,905)	$(2,631,055)	$145,025,932
Net income	—	—	—	1,642,007	—	—	1,642,007
Stock based compensation	—	—	233,193	—	—	—	233,193
Other comprehensive loss	—	—	—	—	—	(4,100,744)	(4,100,744)
Stock purchased and retired	(217,448)	(2,174)	(2,407,889)	—	—	—	(2,410,063)
ESOP shares released	—	—	(4,832)	—	75,301		70,469
Balance June 30, 2022	14,207,860	$142,078	$64,401,403	$87,922,716	$(5,273,604)	$(6,731,799)	$140,460,794
Net Income	—	—	—	1,930,606	—	—	1,930,606
Stock based compensation	—	—	233,193	—	—	—	233,193
Other comprehensive income	—	—	—	—	—	76,303	76,303
Stock repurchased and retired	(148,472)	(1,485)	(1,652,461)	—	—	—	(1,653,946)
ESOP Shares released	—	—	(3,892)	—	75,301	—	71,409
Balance September 30, 2022	14,059,388	$140,593	$62,978,243	$89,853,322	$(5,198,303)	$(6,655,496)	$141,118,359

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$4,973,510	$5,487,206
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	—	(1,933,397)
Amortization of intangible assets	(163,818)	(664,357)
Provision (credit) for loan losses	275,000	(88,000)
Depreciation of premises and equipment	358,290	280,399
Amortization of deferred loan (fees) costs, net	(78,649)	478,658
Amortization of premiums and accretion of discounts on securities, net	38,625	139,964
Deferred income tax expense	201,580	490,567
Gain on sale of loans	(86,913)	(647,213)
Proceeds from sale of loans	4,640,081	19,968,351
Origination of loans held for sale	(3,400,668)
Increase in cash surrender value of bank owned life insurance	(497,830)	(391,825)
Employee stock ownership plan expense	208,023	192,166
Stock based compensation	699,579	77,731
Changes in:
Accrued interest receivable	(698,724)	432,652
Net changes in other assets	1,939,009	(214,951)
Net changes in other liabilities	670,602	276,512
Net cash provided by operating activities	9,077,697	23,884,463
Cash flows from investing activities
Purchases of securities held to maturity	(23,120,238)	(30,485,194)
Purchases of securities available for sale	(69,461,181)	(9,261,276)
Maturities, calls, and repayments of securities available for sale	13,753,509	2,791,895
Maturities, calls, and repayments of securities held to maturity	13,044,952	20,011,576
Net (increase) decrease in loans	(137,038,853)	34,272,703
Purchase of Bank Owned Life Insurance	(5,000,000)	(8,000,000)
Net cash acquired in merger	—	19,393,090
Purchases of premises and equipment	(184,748)	(1,300,470)
Purchase of FHLB stock	(7,027,200)	(463,900)
Redemption of FHLB stock	5,215,000	1,811,500
Net cash (used in) provided by investing activities	(209,818,759)	28,769,924

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) continued

	For the nine months ended September 30,
	2022	2021
Cash flows from financing activities
Net increase in deposits	70,767,453	7,475,952
Net increase (decrease) in short-term FHLB advances	74,000,000	(9,000,000)
Proceeds from long-term FHLB non-repo advances	—	8,000,000
Repayments of long-term FHLB non-repo advances	(30,879,039)	(23,356,730)
Repurchase of common stock	(5,956,124)	(213,281)
Net increase in advance payments from borrowers for taxes and insurance	1,065,760	382,447
Net cash provided by (used in) financing activities	108,998,050	(16,711,612)
Net (decrease) increase in cash and cash equivalents	(91,743,012)	35,942,775
Cash and cash equivalents at beginning of year	105,068,785	80,385,739
Cash and cash equivalents at September 30	$13,325,773	$116,328,514
Supplemental cash flow information
Income taxes paid	$1,275,000	$1,355,000
Interest paid	$4,064,492	$3,157,098

Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$87,352,754
Fair value of liabilities assumed	$—	$93,312,447

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at September 30, 2022 and December 31, 2021.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three-and nine-month periods ended September 30, 2022, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with weighted average exercise prices in excess of the weighted average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2022 and 2021.

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Numerator
Net income	$1,930,606	$1,042,175	$4,973,510	$5,487,206
Denominator:
Weighted average shares outstanding - basic	13,468,751	14,019,317	13,661,851	13,694,117
Effect of stock options	61,106	—	42,837	—
Weighted average shares outstanding - diluted	13,529,857	14,019,317	13,704,688	13,694,117
Earnings per common share:
Basic	$0.14	$0.07	$0.36	$0.40
Diluted	0.14	0.07	0.36	0.40

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting in Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. These financial statements include the accounts of the Company, the Bank and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has no history of credit losses and therefore will use the Remaining Life (WARM) method and rely on the use of qualitative factors to determine future credit losses. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of January 1, 2023 of under $500,000 of additional loan loss reserve.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S treasury bills less than one year	$4,947,350	$—	$(53,225)	4,894,125
U.S. government and agency obligations
One through five years	6,000,000	—	(533,832)	5,466,168
Corporate bonds due in:
Less than one year	2,019,133	—	(18,307)	2,000,826
One through five years	13,230,700	394	(369,899)	12,861,195
Five through ten years	2,951,647	—	(281,211)	2,670,436
MBSs – residential	45,774,307	41,646	(5,640,130)	40,175,823
MBSs – commercial	22,560,842	—	(2,538,075)	20,022,767
Total	$97,483,979	$42,040	$(9,434,679)	$88,091,340

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(18,270)	$2,981,730
Corporate bonds due in:
One through five years	6,375,068	17,594	(636)	6,392,026
Five through ten years	1,002,542	3,050	—	1,005,592
MBSs – residential	21,695,539	89,297	(24,591)	21,760,245
MBSs – commercial	9,741,782	—	(42,577)	9,699,205
Total	$41,814,931	$109,941	$(86,074)	$41,838,798

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the three and nine months ended September 30, 2022 or September 30, 2021.

The age of unrealized losses and the fair value of related securities as of September 30, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S treasury bills	$4,894,125	$(53,225)	$—	$—	$4,894,125	$(53,225)
U.S. government and agency obligations	5,466,168	(533,832)	—	—	5,466,168	(533,832)
Corporate bonds	16,532,042	(669,417)	—	—	16,532,042	(669,417)
MBSs – residential	35,503,173	(5,449,890)	1,953,091	(190,240)	37,456,264	(5,640,130)
MBSs – commercial	18,717,523	(2,513,708)	1,305,244	(24,367)	20,022,767	(2,538,075)
Total	$81,113,031	$(9,220,072)	$3,258,335	$(214,607)	$84,371,366	$(9,434,679)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency obligations	$2,981,730	$(18,270)	$—	$—	$2,981,730	$(18,270)
Corporate bonds	1,006,523	(636)	—	—	1,006,523	(636)
MBSs – residential	10,000,558	(22,652)	250,581	(1,939)	10,251,139	(24,591)
MBSs – commercial	9,699,205	(42,577)	—	—	9,699,205	(42,577)
Total	$23,688,016	$(84,135)	$250,581	$(1,939)	$23,938,597	$(86,074)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At September 30, 2022, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporary impaired at September 30, 2022. At September 30, 2022, securities available for sale with a carrying value of $144,705 were pledged to secure public deposits. There were no securities available for sale and pledged to secure public deposits at December 31, 2021. There were 53 securities in a loss position at September 30, 2022, none of which were considered to be other-than-temporally impaired. The securities in a loss position were due to the increase in interest rates during the year. None of the securities has adversely effected credit.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2022
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(454,940)	$9,545,060
Five through ten years	3,000,000	—	(408,012)	2,591,988
Corporate bonds due in:
One through five years	941,756	—	(42,294)	899,462
Five through ten years	17,321,431	—	(919,627)	16,401,804
Municipal obligations due in:
Less than one year	8,032,544	—	(61,276)	7,971,268
One through five years	902,781	—	(81,216)	821,565
Five through ten years	375,000	—	(4,196)	370,804
Greater than ten years	1,729,247	—	(396,248)	1,332,999
MBSs:
Residential	14,944,795	864	(1,683,652)	13,262,007
Commercial	26,880,831	—	(3,502,618)	23,378,213
Total	$84,128,385	$864	$(7,554,079)	$76,575,170

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
U.S. Government and agency obligations
Five through ten years	$3,000,000	$—	$—	$3,000,000
Corporate bonds due in:
Five through ten years	13,681,053	410,726	(39,870)	14,051,909
Municipal obligations due in:
Less than one year	4,006,006	12,668	(2,776)	4,015,898
One through five years	903,483	—	(15,399)	888,084
Five through ten years	375,000	27,353	—	402,353
Greater than ten years	1,732,386	9,527	—	1,741,913
MBSs:
Residential	16,913,787	75,094	(240,797)	16,748,084
Commercial	33,441,384	287,278	(495,844)	33,232,818
Total	$74,053,099	$822,646	$(794,686)	$74,081,059

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2022
U.S. government and agency obligations	$12,137,048	$(862,952)	$—	$—	$12,137,048	$(862,952)
Corporate bonds	14,828,898	(684,289)	2,472,368	(277,632)	17,301,266	(961,921)
Municipal bonds	10,496,636	(542,936)	—	—	10,496,636	(542,936)
MBSs – residential	2,342,172	(114,488)	10,692,913	(1,569,164)	13,035,085	(1,683,652)
MBSs – commercial	12,910,558	(1,009,526)	10,467,655	(2,493,092)	23,378,213	(3,502,618)
Total	$52,715,312	$(3,214,191)	$23,632,936	$(4,339,888)	$76,348,248	$(7,554,079)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2021
Corporate bonds	$3,710,130	$(39,870)	$—	$—	$3,710,130	$(39,870)
Municipal bonds	3,835,309	(18,175)	—	—	3,835,309	(18,175)
MBSs – residential	10,720,544	(141,726)	2,701,345	(99,071)	13,421,889	(240,797)
MBSs – commercial	7,898,509	(197,720)	4,653,364	(298,124)	12,551,873	(495,844)
Total	$26,164,492	$(397,491)	$7,354,709	$(397,195)	$33,519,201	$(794,686)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At September 30, 2022 and December 31, 2021, securities held to maturity with a carrying amount of $6,329,645 and $8,363,997, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 57 securities in a loss position at September 30, 2022, none of which were considered to be other-than-temporally impaired. The securities in a loss position were due to the increase in interest rates during the year. None of the securities has adversely effected credit. At September 30, 2022 and December 31, 2021, securities held to maturity with a carrying value of $4,457,302 and $3,976,629, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS

Loans are summarized as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Real estate:	(unaudited)
Residential First Mortgage	$452,252,121	$319,968,234
Commercial and Multi-Family Real Estate	167,043,470	175,375,419
Construction	59,957,043	41,384,687
Commercial and Industrial	1,908,487	7,905,524
Consumer:
Home Equity and Other Consumer	28,386,461	27,728,979
Total loans	709,547,582	572,362,843
Allowance for loan losses	(2,428,174)	(2,153,174)
Net loans	$707,119,408	$570,209,669

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million. Since origination, the Bank has processed forgiveness applications for $13.4 million and the outstanding balance of PPP loans at September 30, 2022 and December 31, 2021 was $282,000 and $5.8 million, respectively, which are included in the table above under commercial and industrial loans.

The Bank has granted loans to officers and directors of the Bank. At September 30, 2022 and December 31, 2021, such loans totaled $1,756,594 and $577,143, respectively. At September 30, 2022 and December 31, 2021 deferred loan fees were $2,894,450 and $1,249,233, respectively.

Purchased credit impaired ("PCI") loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Gibraltar Bank acquisition totaled $4.6 million at September 30, 2022.

The following table presents changes in accretable yield for PCI loans for the nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance at the beginning of period	$151,854	$170,075	$200,000	$—
Acquisition	—	—	—	217,789
Accretion	(15,277)	(33,498)	(27,306)	(45,095)
Reclassification of non-accretable discount	—	—	—	—
Balance at the end of period	$136,577	$136,577	$172,694	$172,694

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segments for the three months ended September 30, 2022 and 2021.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
Three months September 30, 2022
Allowance for loan losses:
Beginning balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174
Provision for loan losses (credit)	161,850	(32,000)	36,500	(1,100)	9,750	175,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,413,774	$648,000	$268,500	$5,900	$92,000	$2,428,174
September 30, 2021
Allowance for loan losses:
Beginning balance	$1,126,694	$853,000	$54,000	$8,480	$86,000	$2,128,174
Provision for loan losses (credit)	195,880	(295,500)	121,500	320	2,800	25,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,322,574	$557,500	$175,500	$8,800	$88,800	$2,153,174

The following table presents the activity in the allowance for loan losses by portfolio segments for the nine months ended September 30, 2022 and 2021.

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
Nine months September 30, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for loan losses (credit)	321,300	(120,600)	73,500	(3,500)	4,300	275,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,413,774	$648,000	$268,500	$5,900	$92,000	$2,428,174
September 30, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Provision for loan losses (credit)	68,400	(283,500)	130,500	(5,200)	1,800	(88,000)
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,322,574	$557,500	$175,500	$8,800	$88,800	$2,153,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of September 30, 2022 and December 31, 2021:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other consumer	Total
September 30, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,377,915	648,000	268,500	5,900	92,000	2,392,315
Acquired with deteriorated credit quality	—	—	—	—	—	—
Total ending allowance balance	$1,413,774	$648,000	$268,500	$5,900	$92,000	$2,428,174
Loans:
Loans individually evaluated for impairment	$825,797	$—	$—	$—	$18,100	$843,897
Loans collectively evaluated for impairment	448,179,566	165,680,523	59,957,043	1,908,487	28,335,160	704,060,779
Loans acquired with deteriorated credit quality	3,246,758	1,362,947	—	—	33,201	4,642,906
Total ending loan balance	$452,252,121	$167,043,470	$59,957,043	$1,908,487	$28,386,461	$709,547,582
December 31, 2021
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35,859	$—	$—	$—	$—	$35,859
Collectively evaluated for impairment	1,056,615	768,600	195,000	9,400	87,700	2,117,315
Total ending allowance balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Loans:
Loans individually evaluated for impairment	$1,099,793	$—	$—	$—	$18,507	$1,118,300
Loans collectively evaluated for impairment	314,754,870	173,962,424	41,384,687	7,866,263	27,710,472	565,678,716
Loans acquired with deteriorated credit quality	4,113,571	1,412,995	—	39,261	—	5,565,827
Total ending loan balance	$319,968,234	$175,375,419	$41,384,687	$7,905,524	$27,728,979	$572,362,843

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the three and nine months ended September 30, 2022 were as follows:

	Loans with no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential First Mortgage	$1,206,747	$172,489	$35,859
Commercial and Multi-Family Real Estate	487,252	—	—
Construction	—	—	—
Commercial and Industrial	—	—	—
Home Equity and Other Consumer	18,100	—	—
	$1,712,099	$172,489	$35,859

	Average of individually impaired loans for the
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Residential First Mortgage	$1,211,139	$1,283,046
Commercial and Multi-Family Real Estate	488,051	488,190
Construction	—	—
Commercial and Industrial	—	—
Home Equity and Other Consumer	18,170	23,605
	$1,717,360	$1,794,841

Impaired loans as of December 31, 2021 and for the three and nine months ended September 30, 2021 were as follows:

	Loans with no related allowance recorded	Loans with an allowance recorded	Amount of allowance for loan losses allocated
Residential First Mortgage	$1,486,469	$174,776	$35,859
Commercial and Multi-Family Real Estate	488,003	—	—
Construction	—	—	—
Commercial and Industrial	—	—	—
Home Equity and Other Consumer	18,507	—	—
	$1,992,979	$174,776	$35,859

	Average of individually impaired loans for the
	Three months ended September 30, 2021	Nine months ended September 30, 2021
Residential First Mortgage	$1,745,580	$1,534,737
Commercial and Multi-Family Real Estate	111,267	148,084
Construction	—	—
Commercial and Industrial	—	—
Home Equity and Other Consumer	29,774	26,155
	$1,886,621	$1,708,976

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The Bank had three residential loans totaling $469,102 that were troubled debt restructurings (“TDRs”) as of September 30, 2022, with one loan totaling $172,489 with a specific reserve of $35,859. At December 31, 2021, the Bank had four residential loans totaling $728,288 that were TDRs and one loan totaling $174,776 with a specific reserve of $35,859. The Bank has not committed to lend additional amounts as of September 30, 2022 or December 31, 2021 to customers with outstanding loans that are classified as TDRs. There were no loans modified as TDRs during the nine months ended September 30, 2022 or 2021. There were no TDRs in payment default within twelve months following the modification during the nine months ended September 30, 2022 or 2021.

Interest income recognized on impaired loans for the three and nine months ended September 30, 2022 and September 30, 2021 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, excluding PCI loans, by class of loans as of September 30, 2022 and December 31, 2021:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
September 30, 2022
Residential First Mortgage	$825,797	$—
Home Equity and Other Consumer	18,100	—
Total	$843,897	$—

December 31, 2021
Residential First Mortgage	$846,037	$—
Home Equity and Other Consumer	18,507	—
Total	$864,544	$—

The Bank had no other real estate owned at either September 30, 2022 or December 31, 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
September 30, 2022
Residential First Mortgage	$—	$556,362	$282,987	$839,349	$448,166,014	$3,246,758	$452,252,121
Commercial and Multi-Family Real Estate	—	—	—	—	165,680,523	1,362,947	167,043,470
Construction	—	—	—	—	59,957,043	—	59,957,043
Commercial and Industrial	—	—	—	—	1,908,487	—	1,908,487
Home Equity and Other Consumer	134,508	19,122	—	153,630	28,199,630	33,201	28,386,461
Total	$134,508	$575,484	$282,987	$992,979	$703,911,697	$4,642,906	$709,547,582

December 31, 2021
Residential First Mortgage	$—	$312,616	$857,676	$1,170,292	$314,684,371	$4,113,571	$319,968,234
Commercial and Multi-Family Real Estate	—	—	—	—	173,962,424	1,412,995	175,375,419
Construction	—	—	—	—	41,384,687	—	41,384,687
Commercial and Industrial	—	—	—	—	7,905,524	—	7,905,524
Home Equity and Other Consumer	27,529	—	—	27,529	27,662,189	39,261	27,728,979
Total	$27,529	$312,616	$857,676	$1,197,821	$565,599,195	$5,565,827	$572,362,843

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Totals
September 30, 2022
Residential First Mortgage	$451,233,711	$560,521	$457,889	$—	$452,252,121
Commercial and Multi-Family Real Estate	167,043,470	—	—	—	167,043,470
Construction	59,957,043	—	—	—	59,957,043
Commercial and Industrial	1,908,487	—	—	—	1,908,487
Home Equity and Other Consumer	28,368,361	—	18,100	—	28,386,461
Total	$708,511,072	$560,521	$475,989	$—	$709,547,582

December 31, 2021
Residential First Mortgage	$318,868,440	$383,034	$716,760	$—	$319,968,234
Commercial and Multi-Family Real Estate	174,173,925	—	1,201,494	—	175,375,419
Construction	41,384,687	—	—	—	41,384,687
Commercial and Industrial	7,905,524	—	—	—	7,905,524
Home Equity and Other Consumer	27,710,472	—	18,507	—	27,728,979
Total	$570,043,048	$383,034	$1,936,761	$—	$572,362,843

NOTE 6 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. Grants of restricted common stock were issued from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2022 approximately $118,000 and $354,000 in expense was recognized in regard to these awards, respectively. There was no restricted stock expense recorded for the three and nine months ended September 30, 2021. The expected future compensation expense related to the 226,519 non-vested restricted shares outstanding at September 30, 2022 was approximately $1.9 million over a period of four years.

The following is a summary of the Company's restricted stock activity during the nine months ended September 30, 2022:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	226,519	$10.45
Granted	—	—
Vested	45,304	10.45
Forfeited	—	—
Outstanding, September 30, 2022	181,215	$10.45

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – STOCK BASED COMPENSATION (Continued)

On September 2, 2021, options to purchase 526,119 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over a service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which represents the fair value of the Company's common stock price on the grant date based on the closing market price and have an expiration period of 10 years.

The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: expected life of 6.5 years, risk-free rate of return of 0.904%, volatility of 41.10%, and a dividend yield of 0.00%.

The expected life of the options represents the period of time that stock options are expected to be outstanding and is estimated using the simplified approach, which assumes that all outstanding options will be exercised at the midpoint of the vesting date and full contractual term. The risk-free rate of return is based on the rates on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Since at the date of grant, the Company was a recently converted public Company and did not have sufficient historical price data, the expected volatility was based on the historical daily stock prices of a peer group of similar entities based on factors such as industry, stage of life cycle, size and financial leverage. The Company has not paid any cash dividends on its common stock.

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2022, approximately $115,000 and $345,000 in expense was recognized in regard to these awards, respectively. During the three and nine months ended September 30, 2021, approximately $115,000 and $115,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 523,619 non-vested options outstanding at September 30, 2022 was $1.8 million over the vesting period of four years.

The following is a summary of the Company's option activity during the nine months ended September 30, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	523,619	$10.45	6.5	$397,951
Granted	—
Exercised	—
Forfeited	—
Outstanding, September 30, 2022	523,619	$10.45	5.9	$397,591
Options exercisable at September 30, 2022	104,724			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended September 30, 2022 and 2021, $71,000 and $67,000 was incurred as expense for the plan, respectively. During the nine months ended September 30, 2022 and 2021, $208,000 and $192,000 was incurred as expense for the plan, respectively. As of September 30, 2022, 72,539 shares have been allocated and 443,236 shares are unallocated with a fair value of $4.9 million.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – DERIVATIVES AND HEDGING ACTIVITES

The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. Certain derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

The Company generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exists between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recognized in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

The Company formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments. The Company also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in other comprehensive income (loss) and is (accreted) amortized to earnings over the remaining period of the former hedging relationship.

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risk associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.

Interest Rate Swaps. At September 30, 2022, the Company had one interest rate swap with a notional amounts of $10.0 million hedging certain FHLB advances. This interest rate swap meets the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2021, the Company had no interest rate swaps. At both September 30, 2022 and December 31, 2021, the Company had no interest rate swaps in place with commercial banking customers,

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – DERIVATIVES AND HEDGING ACTIVITES (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2022:

	September 30, 2022
	Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value
Interest rate swaps	Other Assets	$364,332
Total derivative instruments		$364,332

For the three months and nine months ended September 30, 2022, gains of $364,000 were recorded for changes in fair value of interest rate swaps with third parties. At September 30, 2022, accrued interest was $2,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Securities available for sale:
U.S. treasury bills	$4,894,125	$4,894,125	$—	$—
U.S. government and agency obligations	5,466,168	—	5,466,168	—
Corporate bonds	17,532,457	—	17,532,457	—
Cash flow hedge	364,332		364,332
MBSs - residential	40,175,823	—	40,175,823	—
MBSs - commercial	20,022,767	—	20,022,767	—
	$88,455,672	$4,894,125	$83,561,547	$—
As of December 31, 2021
Securities available for sale:
U.S. government and agency obligations	$2,981,730	$—	$2,981,730
Corporate bonds	7,397,618	—	7,397,618	—
MBSs - residential	21,760,245	—	21,760,245	—
MBSs - commercial	9,699,205	—	9,699,205	—
	$41,838,798	$—	$41,838,798	$—

There were no transfers between level 1 and level 2 during the nine months ended September 30, 2022.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at September 30, 2022 and December 31, 2021, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2022
Financial instruments - assets
Cash and due from banks	$13,326	$13,326	$13,326	$—	$—
Investment securities held-to-maturity	84,128	76,575	—	76,575	—
Loans and loans held for sale	707,119	650,403	—	—	650,403
Financial instruments - liabilities
Certificates of deposit	445,191	441,445	—	441,445	—
Borrowings	128,111	128,000	—	128,000	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2021
Financial instruments - assets
Cash and due from banks	$105,069	$105,069	$105,069	$—	$—
Investment securities held-to-maturity	74,053	74,081	—	74,081	—
Loans and loans held for sale	571,363	569,845	—	—	569,845
Financial instruments - liabilities
Certificates of deposit	366,396	365,452	—	365,452	—
Borrowings	85,052	86,657	—	86,657	—

Carrying amount is the estimated fair value for cash and cash equivalents. The fair value of loans is determined using an exit price methodology. Certificates of deposits fair value is estimated by using a discounted cash flow approach. Fair value of FHLB advances is based on current rates for similar financing. Other balance sheet instruments such as accrued interest receivable, accrued interest payable and Bank owned life insurance holding costs approximate fair value. The fair value of off-balance sheet items is not considered material.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Three months ended
September 30, 2022
Beginning balance at July 1, 2022	$(6,525,164)	$(206,635)	$—	$(6,731,799)
Other comprehensive (loss) income before reclassification	(227,204)	—	261,918	34,714
Amounts reclassified	—	41,589	—	41,589
Net period comprehensive (loss) income	(227,204)	41,589	261,918	76,303
Ending balance at September 30, 2022	$(6,752,368)	$(165,046)	$261,918	$(6,655,496)

September 30, 2021
Beginning balance at July 1, 2021	$121,332	$(310,820)	$—	$(189,488)
Other comprehensive (loss) income before reclassification	(11,689)	—	—	(11,689)
Amounts reclassified	—	31,383	—	31,383
Net period comprehensive income	(11,689)	31,381	—	19,694
Ending balance at September 30, 2021	$109,643	$(279,437)	$—	$(169,794)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Nine months ended September 30, 2022
Beginning balance at January 1, 2022	$17,158	$(289,814)	$—	$(272,656)
Other comprehensive income (loss) before reclassification	(6,769,526)	—	261,918	(6,507,608)
Amounts reclassified	—	124,768	—	124,768
Net period comprehensive income	(6,769,526)	124,768	261,918	(6,382,840)
Ending balance at September 30, 2022	$(6,752,368)	$(165,046)	$261,918	$(6,655,496)

September 30, 2021
Beginning balance at January 1, 2021	$100,569	$(373,582)	$—	$(273,013)
Other comprehensive income before reclassification	9,074	—	—	9,074
Amounts reclassified	—	94,145	—	94,145
Net period comprehensive income	9,074	94,145	—	103,219
Ending balance at September 30, 2021	$109,643	$(279,437)	$—	$(169,794)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and September 30, 2021 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
the continuing impact of the COVID-19 pandemic on our financial condition and results of operation;
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
•
our ability to retain key employees;
•
risks as it relates to cyber security against our information technology and those of our third-party providers and vendors;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
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

COVID-19

As of September 30, 2022, the Bank had granted 172 loan modifications totaling $67.9 million, which represented 11.6% of the total loan portfolio, allowing customers who were affected by the COVID-19 pandemic to defer principal and/or interest payments. These short-term loan modifications were treated in accordance with Section 4013 of the Coronavirus Aid Relief and Economic Security (“CARES”) Act and, as such, were not treated as troubled debt restructurings during the short-term modification period if the loan was not in arrears at December 31, 2019.

Furthermore, these loans continued to accrue interest. As of September 30, 2022, the Bank had no loans still on deferral status.

As a qualified Small Business Administration (“SBA”) lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 PPP applications totaling $6.9 million. The Bank had a $282,000 outstanding PPP loan at September 30, 2022.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets increased $108.8 million, or 13.0%, from December 31, 2021 to $946.2 million at September 30, 2022 primarily due to loan originations and the purchase of investment securities with excess liquidity. The increase in assets reflected a $136.9 million, or 24.0%, increase in loans, a $46.3 million, or 110.6%, increase in securities available for sale and a $10.1 million or 13.6%, increase in securities held to maturity, offset by a $91.7 million, or 87.3%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $91.7 million, or 87.3%, to $13.3 million at September 30, 2022 from $105.1 million at December 31, 2021. The decrease was primarily due to funding loan originations and investment security purchases during the nine months ended September 30, 2022.

Securities Available for Sale. Total securities available for sale increased $46.3 million, or 110.6%, to $88.1 million at September 30, 2022 from $41.8 million at December 31, 2021. The increase was due to $69.5 million of purchases of primarily mortgage-backed securities and corporate bonds and to a lesser extent U.S. treasury bills and government agency obligations, with excess cash. The increase in securities available for sale reflected a $10.1 million increase in corporate bonds, a $4.9 million increase in U.S. treasury bills, a $2.5 million increase in U.S. government agency obligations, and a $28.7 million increase in mortgage-backed securities.

Securities Held to Maturity. Total securities held to maturity increased $10.1 million, or 13.6%, to $84.1 million at September 30, 2022 from $74.1 million at December 31, 2021, primarily due to $23.1 million in purchases of U.S government and agency obligations and corporate and municipal bonds which was offset by repayments of mortgage-backed securities. The increase in securities held to maturity reflected a $4.6 million increase in corporate bonds, a $10.0 million increase in U.S. government agency obligations, a $4.0 million increase in municipal bonds offset by a $8.5 million decrease in mortgage-backed securities.

Net Loans. Net loans increased $136.9 million, or 24.0%, to $707.1 million at September 30, 2022 from $570.2 million at December 31, 2021. The increase was due to an increase of $132.3 million, or 41.3%, in one-to four-residential real estate loans to $452.3 million from $320.0 million at December 31, 2021, and an increase of $18.6 million, or 44.9%, in construction loans to $60.0 million at September 30, 2022 from $41.4 million at December 31, 2021 and an increase of $657,000, or 2.4%, in consumer loans to $28.4 million at September 30, 2022 from $27.7 million at December 31, 2021, offset by a $6.0 million, or 75.9%, decrease in commercial and industrial loans to $1.9 million at September 30, 2022 from $7.9 million as of December 31, 2021 and a decrease of $8.3 million, or 4.8%, in commercial and multi-family real estate loans to $167.0 million at June 30, 2022 from $175.4 million at December 31, 2021. The decrease in commercial and industrial loans was due to the forgiveness and repayment of $5.5 million in PPP loans that were originated in 2021 and 2020. As of September 30, 2022, the Bank had no loans held for sale compared $1.2 million loans held for sale as of December 31, 2021.

Bank-Owned Life Insurance. Bank-owned life insurance increased $5.5 million, or 22.4%, due to a $5.0 million purchase of bank-owned life insurance during the nine months ended September 30, 2022.

Deposits. Total deposits increased $70.7 million, or 11.8%, to $668.2 million at September 30, 2022 from $597.5 million at December 31, 2021 reflecting a new $27.0 million interest-bearing checking municipal relationship and an increase in certificates of deposit. The increase in deposits reflected an increase in interest-bearing deposits of $73.4 million, or 13.1%, to $631.5 million as of September 30, 2022 from $558.2 million at December 31, 2021 offset by a decrease in non-interest-bearing deposits of $2.7 million, or 6.8%, to $36.6 million as of September 30, 2022 from $39.3 million as of December 31, 2021.

At September 30, 2022, municipal deposits totaled $70.9 million, which represented 10.6% of total deposits, and brokered deposits totaled $64.4 million, which represented 9.6% of total deposits. At December 31, 2021, municipal deposits totaled $31.5 million, which represented 5.3% of total deposits, and brokered deposits totaled $52.9 million, which represented 8.9% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $43.1 million, or 50.6%, to $128.1 million at September 30, 2022 from $85.1 million at December 31, 2021, as short-term advances increased $74.0 million and repayments of long-term advances were $30.9 million. The weighted average rate of borrowings was 2.60% and 1.69% as of September 30, 2022 and December 31, 2021, respectively. The increase in advances was used to fund loan growth.

Total Equity. Stockholders’ equity decreased $6.5 million to $141.1 million, primarily due increased accumulated other comprehensive loss for securities available for sale of $6.4 million and the repurchase of 546,421 shares of stock during the nine months at a cost of $6.0 million, offset by $5.0 million of net income for the nine months ended September 30, 2022. At September 30, 2022, the Company’s ratio of average stockholders’ equity-to-total assets was 17.08%, compared to 17.67% at December 31, 2021.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$5,912	$30	2.05%	$101,453	$33	0.13%
Loans	670,145	7,019	4.15%	584,754	5,967	4.05%
Securities	182,626	1,061	2.32%	88,619	424	1.91%
Other interest-earning assets	6,629	65	3.99%	5,521	62	4.49%
Total interest-earning assets	865,312	8,175	3.75%	780,347	6,486	3.30%

Non-interest-earning assets	51,273			52,346
Total assets	$916,585			$832,693
Liabilities and equity:
NOW and money market accounts	$138,015	$173	0.50%	$108,411	$148	0.54%
Savings accounts	60,912	40	0.26%	64,076	36	0.22%
Certificates of deposit	403,223	1,037	1.02%	375,495	857	0.91%
Total interest-bearing deposits	602,150	1,250	0.82%	547,982	1,041	0.75%

Federal Home Loan Bank advances (4)	128,534	717	2.30%	96,041	369	1.52%
Total interest-bearing liabilities	730,684	1,967	1.08%	644,023	1,410	0.87%
Non-interest-bearing deposits	40,028			33,330
Other non-interest-bearing liabilities	4,232			10,246
Total liabilities	774,944			687,599

Total equity	141,641			145,094
Total liabilities and equity	$916,585			$832,693
Net interest income		$6,208			$5,076
Interest rate spread (1)			2.68%			2.43%
Net interest margin (2)			2.85%			2.58%
Average interest-earning assets to average interest-bearing liabilities	118.42%			121.17%

(1)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)
Net interest margin represents net interest income divided by average total interest-earning assets.
(3)
Annualized.
(4)
Cash flow hedges are used to manage interest rate risk

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,485	$89	0.36%	$97,579	$119	0.16%
Loans	612,252	18,404	4.01%	585,156	17,117	3.91%
Securities	168,081	2,698	2.14%	81,900	1,512	2.46%
Other interest-earning assets	5,458	175	4.30%	5,785	213	4.92%
Total interest-earning assets	818,276	21,366	3.49%	770,420	18,961	3.29%
Non-interest-earning assets	52,040			40,177
Total assets	$870,316			$810,597
Liabilities and equity:
NOW and money market accounts	$146,653	$610	0.56%	$99,261	$427	0.57%
Savings accounts	64,509	126	0.26%	56,982	84	0.20%
Certificates of deposit	369,808	2,189	0.79%	374,101	2,844	1.02%
Total interest-bearing deposits	580,970	2,925	0.67%	530,344	3,355	0.85%
Federal Home Loan Bank advances (4)	97,571	1,403	1.92%	101,249	1,177	1.55%
Total interest-bearing liabilities	678,541	4,328	0.85%	631,593	4,532	0.96%
Non-interest-bearing deposits	44,256			28,602
Other non-interest-bearing liabilities	3,705			9,458
Total liabilities	726,502			669,653
Total equity	143,814			140,944
Total liabilities and equity	$870,316			$810,597
Net interest income		$17,038			$14,429
Interest rate spread (1)			2.63%			2.33%
Net interest margin (2)			2.78%			2.50%
Average interest-earning assets to average interest-bearing liabilities	120.59%			121.98%
(1)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)
Net interest margin represents net interest income divided by average total interest-earning assets.
(3)
Annualized.
(4)
Cash flow hedges are used to manage interest rate risk

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

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(234)	$232	$(2)	$(147)	$116	$(31)
Loans receivable	900	152	1,052	829	458	1,287
Securities	530	107	637	1,522	(336)	1,186
Other interest earning assets	37	(34)	3	(12)	(26)	(38)
Total interest-earning assets	1,233	457	1,690	2,192	212	2,404

Interest expense:
NOW and money market accounts	88	(63)	25	196	(13)	183
Savings accounts	(10)	14	4	13	29	42
Certificates of deposit	68	112	180	(32)	(623)	(655)
Federal Home Loan Bank advances	138	210	348	(69)	295	226
Total interest-bearing liabilities	284	273	557	108	(312)	(204)
Net increase (decrease) in net interest income	$949	$184	$1,133	$2,084	$524	$2,608

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

General. Net income increased by $888,000, or 85.2%, to $1.9 million for the three months ended September 30, 2022 from $1.0 million for the three months ended September 30, 2021. The increase was due to an increase in net interest income of $1.1 million and a decrease of $137,000 in non-interest expense, offset by a decrease in non-interest income of $105,000 and an increase of $150,000 in provision for loan losses.

Interest Income. Interest income increased $1.7 million, or 26.1%, to $8.2 million for the three months ended September 30, 2022. The increase reflected an $85.0 million increase in the average balance of interest-earnings assets, and a 45 basis points increase in the average yield on interest-earning assets to 3.75% for the three months ended September 30, 2022 from 3.30% for the three months ended September 30, 2021.

Interest income on cash and cash equivalents decreased $3,000, or 36.3%, to $30,000 for the three months ended September 30, 2022 from $33,000 for the three months ended September 30, 2021 due to a $95.5 million decrease in the average balance of cash and cash equivalents to $5.9 million for the three months ended September 30, 2022 from $101.5 million for the three months ended September 30, 2021, reflecting the use of excess liquidity to fund loan originations and purchase investment securities. This was offset by a 192 basis point increase in the average yield on cash and cash equivalents from 0.13% for the three months ended September 30, 2021 to 2.05% for the three months ended September 30, 2022 due to the higher interest rate environment.

Interest income on loans increased $1.1 million, or 17.6%, to $7.0 million for the three months ended September 30, 2022 compared to $6.0 million for the three months ended September 30, 2021 due primarily to an $85.4 million increase in the average balance of loans to $670.1 million for the three months ended September 30, 2022 from $584.8 million for the three months ended September 30, 2021 and, to a lesser extent, due to a ten basis point increase in the average yield on loans from 4.05% for the three months ended September 30, 2021 to 4.15% for the three months ended September 30,

2022.

Interest income on securities increased $637,000, or 150.1%, to $1.1 million for the three months ended September 30, 2022 from $424,000 for the three months ended September 30, 2021 due primarily to a $94.0 million increase in the average balance of securities to $182.6 million for the three months ended September 30, 2022 from $88.6 million for the three months ended September 30, 2021, reflecting the purchase of investments with excess liquidity, and to a lesser extent, due to a 41 basis point increase in the average yield from 1.91% for the three months ended September 30, 2021 to 2.32% for the three months ended September 30, 2022.

Interest Expense. Interest expense increased $557,000, or 39.5%, to $2.0 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021. The decrease primarily reflected a 21 basis point increase in the average cost of interest-bearing liabilities to 1.08% for the three months ended September 30, 2022 from 0.87% for the three months ended September 30, 2021.

Interest expense on interest-bearing deposits increased $209,000, or 20.1%, to $1.3 million for the three months ended September 30, 2022 from $1.0 million for the three months ended September 30, 2021. The increase was due to a seven basis point increase in the average cost of interest-bearing deposits to 0.82% for the three months ended September 30, 2022 from 0.75% for the three months ended September 30, 2021. The increase in the average cost of deposits was due to higher average balances and higher average costs of certificates of deposit. This increase was also due to a $54.2 million increase in the average balance of total deposits to $602.2 million for the three months ended September 30, 2022 from $548.0 million for the three months ended September 30, 2021.

Interest expense on Federal Home Loan Bank borrowings increased $348,000, or 94.0%, from $369,000 for the three months ended September 30, 2021 to $717,000 for the three months ended September 30, 2022. The increase was due to an increase in the average cost of borrowings of 78 basis points to 2.30% for the three months ended September 30, 2022 from 1.52% for the three months ended September 30, 2021 due to the higher newer borrowing rates. The increase was also due to an increase in the average balance of borrowings of $32.5 million to $128.5 million for the three months ended September 30, 2022 from $96.0 million for the three months ended September 30, 2021.

Net Interest Income. Net interest income increased $1.1 million, or 22.3%, to $6.2 million for the three months ended September 30, 2022 from $5.1 million for the three months ended September 30, 2021. The increase reflected a 25 basis point increase in our net interest rate spread to 2.68% for the three months ended September 30, 2022 from 2.43% for the three months ended September 30, 2021. The net interest margin increased 27 basis points to 2.85% for the three months ended September 30, 2022 from 2.58% for the three months ended September 30, 2021.

Provision for Loan Losses. The Bank recorded a $175,000 provision for loan losses for the three months ended September 30, 2022 compared to a $25,000 provision for the three-month period ended September 30, 2021. Higher balances in residential and construction loans were the reason for the provision for the three months ended September 30, 2022. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs. Non-performing assets were $1.9 million, or 0.20% of total assets, at September 30, 2022. The allowance for loan losses was $2.4 million, or 0.34% of loans outstanding and 128.8% of nonperforming loans, at September 30, 2022.

Non-Interest Income. Non-interest income decreased by $105,000, or 28.0%, to $270,000 for the three months ended September 30, 2022 from $374,000 for the three months ended September 30, 2021. Gain on sale of loans decreased $127,000 as the Bank decided to portfolio loans rather than sell loans. This decrease was offset by a $28,000, or 17.8%, increase in bank-owned life insurance to $185,000 for the three months ended September 30, 2022 from $157,000 for the three months ended September 30, 2021 due to a $5.0 million purchase of bank-owned life insurance during the nine months ended September 30, 2022.

Non-Interest Expense. For the three months ended September 30, 2022, non-interest expense decreased $137,000, or 3.6%, over the comparable 2021 period primarily due to the $370,000 of expense related to the data processing conversion in 2021. Salaries and employee benefits increased $125,000, or 6.2%, due to the new equity plan established in September 2021 and due to more employees due to the acquisition and the addition of a sixth branch office. Data processing expense increased $54,000, or 21.1%, due to higher costs associated with being a larger organization. Professional fees increased $35,000, or 27.2%, due in part to the settlement of a legal case in 2022. The increase in advertising expense of $96,000, or 160.2%, was due to additional promotions for branch locations and new promotions on deposit and loan products.

Income Tax Expense. Income tax expense increased $127,000, or 21.0%, to $734,000 for the three months ended September 30, 2022 from $607,000 for the three months ended September 30, 2021. The increase was due to $1.0 million of higher taxable income. The effective tax rate for the three months ended September 30, 2022 and 2021 were 27.55% and 36.80%, respectively. For the period ending September 30, 2021 there was a true up expense after the tax returns were completed resulting in a higher effective tax rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General. Net income decreased by $514,000, or 9.4%, to $5.0 million for the nine months ended September 30, 2022 from $5.5 million for the nine months ended September 30, 2021. The decrease was due to a decrease in non-interest income of $2.4 million, an increase in provision for loan losses of $363,000, and an increase of $412,000 in income taxes, offset by an increase in net interest income of $2.6 million.

Interest Income. Interest income increased $2.4 million, or 12.7%, to $21.4 million for the nine months ended September 30, 2022 from $19.0 million for the nine months ended September 30, 2021. The increase reflected a $47.9 million increase in the average balance of interest-earnings assets, and a 20 basis point increase in the average yield on interest-earning assets to 3.49% for the nine months ended September 30, 2022 from 3.29% for the nine months ended September 30, 2021.

Interest income on cash and cash equivalents decreased $30,000, or 33.6%, to $89,000 for the nine months ended September 30, 2022 from $119,000 for the nine months ended September 30, 2021 due to a $65.1 million decrease in the average balance of cash and cash equivalents to $32.5 million for the nine months ended September 30, 2022 from $97.6 million for the nine months ended September 30, 2021, reflecting the use of excess liquidity to fund loan originations and purchase investment securities. This was offset by a 20 basis point increase in the average yield on cash and cash equivalents from 0.16% for the nine months ended September 30, 2021 to 0.36% for the nine months ended September 30, 2022 due to the higher interest rate environment.

Interest income on loans increased $1.3 million, or 7.5%, to $18.4 million for the nine months ended September 30, 2022 compared to $17.1 million for the nine months ended September 30, 2021 due primarily to a $27.1 million increase in the average balance of loans to $612.3 million for the nine months ended September 30, 2022 from $585.2 million for the nine months ended September 30, 2021 and, to a lesser extent, due to a ten basis point increase in the average yield on loans from 3.91% for the nine months ended September 30, 2021 to 4.01% for the nine months ended September 30, 2022.

Interest income on securities increased $1.2 million, or 78.4%, to $2.7 million for the nine months ended September 30, 2022 from $1.5 million for the nine months ended September 30, 2021 due to a $86.2 million increase in the average balance of securities to $168.1 million for the nine months ended September 30, 2022 from $81.9 million for the nine months ended September 30, 2021, reflecting the purchase of investments with excess liquidity. The increase was offset by a 32 basis point decrease in the average yield from 2.46% for the nine months ended September 30, 2021 to 2.14% for the nine months ended September 30, 2022.

Interest Expense. Interest expense decreased $204,000, or 4.5%, to $4.3 million for the nine months ended September 30, 2022 from $4.5 million for the nine months ended September 30, 2021. The decrease primarily reflected a 11 basis point decrease in the average cost of interest-bearing liabilities to 0.85% for the nine months ended September 30, 2022 from 0.96% for the nine months ended September 30, 2021, offset by a $46.9 million, or 7.3%, increase in the average balance of interest-bearing liabilities from $631.6 million for the nine months ended September 30, 2021 to $678.5 million for the nine months ended September 30, 2022.

Interest expense on interest-bearing deposits decreased $430,000, or 12.8%, to $2.9 million for the nine months ended September 30, 2022 from $3.4 million for the nine months ended September 30, 2021. The decrease was due primarily to an 18 basis point decrease in the average cost of interest-bearing deposits to 0.67% for the nine months ended September 30, 2022 from 0.85% for the nine months ended September 30, 2021. The decrease in the average cost of deposits was due to a higher average balance of core deposits, offset by a decrease in the average balance and average cost of certificates of deposit. This decrease was offset by a $50.6 million increase in the average balance of deposits to $581.0 million for the nine months ended September 30, 2022 from $530.3 million for the nine months ended September 30, 2021, primarily due to a $47.4 million increase in the average balance of NOW and money market accounts from $99.3 million for the nine months ended September 30, 2021 to $146.7 million for the nine months ended September 30, 2022.

Interest expense on Federal Home Loan Bank borrowings increased $226,000, or 19.2%, from $1.2 million for the nine months ended September 30, 2021 to $1.4 million for the nine months ended September 30, 2022. The increase was due to an increase in the average cost of borrowings of 37 basis points to 1.92% for the nine months ended September 30, 2022 from 1.55% for the nine months ended September 30, 2021 due to the higher new borrowing rates. The increase was offset by a decrease in the average balance of borrowings of $3.7 million to $97.6 million for the nine months ended September 30, 2022 from $101.2 million for the nine months ended September 30, 2021.

Net Interest Income. Net interest income increased $2.6 million, or 18.1%, to $17.0 million for the nine months ended September 30, 2022 from $14.4 million for the nine months ended September 30, 2021. The increase reflected a 30 basis point increase in the net interest rate spread to 2.63% for the nine months ended September 30, 2022 from 2.33% for the nine months ended September 30, 2021. The net interest margin increased 28 basis points to 2.78% for the nine months ended September 30, 2022 from 2.50% for the nine months ended September 30, 2021.

Provision for Loan Losses. The Bank recorded a $275,000 provision for loan losses the nine months ended September 30, 2022 compared to a $88,000 credit for the nine months ended September 30, 2021. Higher balances in residential and construction loans were the reason for the provision for the nine months ended September 30, 2022. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.

Non-Interest Income. Non-interest income decreased by $2.4 million, or 73.1%, to $868,000 for the nine months ended September 30, 2022 from $3.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, there was a $1.9 million bargain purchase gain recognized in the Gibraltar Bank acquisition in 2021. Gain on sale of loans decreased $560,000, or 86.6%, to $87,000 for the nine months ended September 30, 2022 from $647,000 for the nine months ended September 30, 2021. The decrease was due to less sales as the Bank decided to retail more originated loans in the higher rate environment. Bank-owned life insurance income increased $119,000, or 30.3%, to $511,000 for the nine months ended September 30, 2022 from $392,000 for the nine months ended September 30, 2021 due to a $5.0 million purchase of bank-owned life insurance during the nine months ended September 30, 2022.

Non-Interest Expense. For the nine months ended September 30, 2022, non-interest expense decreased $12,000, or 0.1%, to $10.8 million, over the comparable 2021 period. Salaries and employee benefits increased $713,000, or 12.7%, due to a equity plan implemented in September 2021 and due to more employees due to the acquisition and the addition of a sixth branch office. Data processing expense increased $143,000, or 18.3%, due to higher data processing expense associated with a larger company. Advertising expense increased $188,000 due to additional promotions for branch locations and new promotions for loan and deposit products. Professional fees decreased $137,000, or 23.0%, due to lower consulting expense. Merger fees and core conversion costs were $1.1 million in 2021. The increase in equipment and occupancy expenses of $134,000, or 14.9%, was mainly due to the additional branch locations.

Income Tax Expense. Income tax expense increased $412,000, or 28.0%, to $1.9 million for the nine months ended September 30, 2022 from $1.5 million for the nine months ended September 30, 2021. The increase was due to $1.3 million of higher taxable income. The effective tax rate for the nine months ended September 30, 2022 and

2021 were 27.46% and 21.14% respectively. The lower tax rate for the nine months ended September 30, 2021 was due to higher tax free income.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as September 30, 2022. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$67,694	$(55,057)	(44.86)%	8.56%	(37.24)%
300 bp	81,990	(40,761)	(33.20)	10.06	(26.25)
200 bp	97,160	(25,591)	(20.85)	11.54	(15.40)
100 bp	111,127	(11,624)	(9.47)	12.77	(6.38)
—	122,751	—	—	13.64
(100) bp	128,514	5,763	4.70	13.81	1.25
(200) bp	148,638	25,887	21.09	15.46	13.34

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

As of September 30, 2022, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(23.75)%
300	(17.83)
200	(11.87)
100	(5.90)
—	—
(100)	4.53
(200)	(0.94)

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2022, we had the ability to borrow up to $329.5 million, of which $128.0 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2022, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2022, cash and cash equivalents totaled $13.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $88.1 million at September 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2022 totaled $244.7 million, or 40.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At September 30, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As a result of the CARES Act, the ratio was temporarily reduced to 8% for calendar year 2020 and 8.5% for calendar year 2021 in response to COVID-19 and transitioned back to 9% as of January 1, 2022. As of September 30, 2022, the Bank is reporting as a qualifying community bank with a ratio of 17.50%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2022 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2021, the Company’s Board of Directors approved the repurchase of 296,044 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). On April 11, 2022, the Company announced it completed its initial repurchase plan, purchasing 296,044 shares.

On May 25, 2022, the Company’s Board of Directors approved the repurchase of 292,568 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). On September 21, 2022, the Company announced it completed its second repurchase plan, purchasing 292,568 shares.

On October 3, 2022, the Company announced that is has received regulatory approval for the repurchase of up to 556,631 shares of its common stock which is approximately 10% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved programs for the second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	65,239	$11.13	65,239	79,273
August 1 - 31, 2022	55,868	11.06	55,868	23,405
September 1 - 30, 2022	23,405	11.03	23,405	-
Total	144,512	$11.09	144,512

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

101.0

The following materials for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: November 8, 2022	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: November 8, 2022	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer