Form 10-K
period 2022-12-31
Bogota Financial Corp.
filed 2023-03-24
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $50.0 million.

As of March 24, 2023 there were 13,575,656 outstanding shares of the registrant’s common stock, of which 8,504,556 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders (Part III)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market area, that are worse than expected, including as a result of employment levels and labor shortages, and the effect of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•
the continued impact of the COVID-19 pandemic and any new variants and the effects of any governmental responses thereto on our financial conditions and results of operations;
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
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

PART I

ITEM 1. Business

Bogota Financial Corp.

Bogota Financial Corp. is a Maryland corporation that was formed in September 2019 to be the bank holding company of Bogota Savings Bank as part of the mutual holding company reorganization of Bogota Savings Bank. Since being incorporated, other than holding the common stock of Bogota Savings Bank, retaining approximately 50% of the net cash proceeds of the stock offering, making a loan to the employee stock ownership plan of Bogota Savings Bank and issuing shares in connection with the acquisition of Gibraltar Bank, Bogota Financial Corp. has not engaged in any other business activities. Bogota Financial Corp.’s executive offices are located at 819 Teaneck Road, Teaneck, New Jersey 07666, and its telephone number is (201) 862-0660.

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

Bogota Financial Corp.’s cash flows will depend on any dividends it receives from Bogota Savings Bank. Bogota Savings Bank is subject to regulatory limitations on the amount of dividends that it may pay. Bogota Financial Corp. does not own or lease any property. We intend to employ as officers of Bogota Financial Corp. only persons who are officers of Bogota Savings Bank. However, we will use the support staff of Bogota Savings Bank from time to time. These individuals will not be separately compensated by Bogota Financial Corp. Bogota Financial Corp. may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

Bogota Financial, MHC’s principal assets are the common stock of Bogota Financial Corp. it received in the reorganization and offering and $50,000 cash in initial capitalization. Presently, it is expected that the only business activity of Bogota Financial, MHC will be to own a majority of Bogota Financial Corp.’s common stock. Bogota Financial, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under New Jersey law, including investing in loans and securities. Bogota Financial, MHC is subject to comprehensive regulation and examination by the NJDBI and the Federal Reserve Board.

Bogota Savings Bank

Founded in 1893, Bogota Savings Bank is a New Jersey-chartered savings bank that operates from six offices located in Bogota, Hasbrouck Heights, Newark, Oak Ridge, Parsippany and Teaneck, New Jersey and a loan production office in Spring Lake, New Jersey. The surrounding areas are our primary market area for our business operations. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate one- to four-family residential real estate loans and commercial real estate and multi-family loans and, to a lesser extent, consumer loans, commercial and industrial loans and construction loans. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations, corporate bonds and mortgage-backed securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts.

At December 31, 2022, we had consolidated total assets of $951.1 million, total deposits of $701.4 million and total equity of $139.7 million. Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.bogotasavingsbank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

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

Market Area

Our branches, including our corporate office, are located in Bergen, Morris and Essex Counties, although we consider our lending area to generally also encompass Monmouth and Ocean Counties in New Jersey and the surrounding areas. Bergen County ranks as the most populous county in New Jersey (out of 21 counties) with a population of approximately 974,000 compared to an estimated population of 888,000 for Essex County, 648,000 for Monmouth County, 655,000 for Ocean County, 514,000 for Morris County and 9.3 million for the entire state as of December 31, 2022 according to U.S. Bureau of Labor Statistics. The economy in our primary market area has benefited from being varied and diverse, with a broad economic base. Bergen, Essex, Monmouth, Ocean and Morris Counties have a median household income of approximately $82,000, $55,000, $82,000, $60,000 and $97,000, respectively, as of December 31, 2022, according to U.S. Bureau of Labor Statistics. The median household income for New Jersey is approximately $87,000 and the median household income is approximately $63,000 for the United States. As of December 2022, the unemployment rate was 2.7% for Bergen County, 4.0% for Essex County, 2.6% for Monmouth County, 3.1% for Ocean County and 2.3% for Morris County, compared to 3.4% for New Jersey and a national rate of 3.6% according to US Bureau of Labor Statistics.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the federal government, such as Treasury bills. Based on FDIC data at June 30, 2022 (the latest date for which information is available), we had 0.78% of the FDIC-insured deposit market share in Bergen County, which was the 19th largest market share among the 42 institutions with offices in the county. Based on FDIC data at June 30, 2022 (the latest date for which information is available), we had 0.06% of the FDIC-insured deposit market share in Essex County, which was the 30th largest market share among the 31 institutions with offices in the county. Based on FDIC data at June 30, 2022 (the latest date for which information is available), we had 0.12% of the FDIC-insured deposit market share in Morris County, which was the 25th largest market share among the 30 institutions with offices in the county. Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in the markets that we serve.

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

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2022
	Residential Real Estate Loans	Commercial and Multi- Family Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$21	$4,358	$3,263	$23	$73	$7,738
More than one year through five years	16,353	8,338	16,634	1,458	543	43,326
More than five years through fifteen years	68,518	89,089	36,140	203	9,676	203,626
More than fifteen years	381,209	60,554	5,788	—	19,363	466,914
Total	$466,101	$162,339	$61,825	$1,684	$29,655	$721,604

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$347,849	$118,231	$466,080
Commercial and multi-family real estate loans	34,173	123,808	157,981
Construction loans	—	58,562	58,562
Commercial and industrial loans	1,516	145	1,661
Consumer loans	6,169	23,413	29,582
Total	$389,707	$324,159	$713,866

Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2022, one- to four-family residential real estate loans totaled $466.1 million, or 64.6% of our total loan portfolio, and consisted of $347.9 million of fixed-rate loans and $118.2 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area.

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

We originate one-to four-family residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value, depending on the size of the loan. Additionally, we originate residential mortgage loans on townhouses or condominiums with loan-to-value ratios of up to 75% of the appraised value, depending on the size of the loan. Our conforming residential real estate loans may be for up to 90% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that we have approved.

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

Commercial and Multi-Family Real Estate Loans. At December 31, 2022, we had $162.3 million in commercial and multi-family real estate loans, representing 22.5% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2022, commercial real estate loans totaled $96.0 million, of which $30.0 million was owner-occupied real estate and $66.1 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers. Our commercial real estate loans are offered with fixed or adjustable interest rates. Interest rates on our adjustable-rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us. At December 31, 2022, our largest commercial real estate loan totaled $9.1 million and was secured by an office building located in our primary market area. At December 31, 2022, this loan was performing in accordance with its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, experience and financial condition of the borrower (including credit history), the value and condition of the mortgaged property securing the loan, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2022, multi-family real estate loans totaled $66.3 million representing 9.2% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with fixed interest rates or with a variety of adjustable interest rates with terms and amortization periods generally of up to 25 years. Interest rates on our adjustable-rate multi-family real estate loans are generally indexed to the Federal Home Loan Bank advance rate, plus a margin. At December 31, 2022, our largest multi-family real estate loan had an outstanding balance of $4.7 million and was secured by an apartment building located in our primary market area. At December 31, 2022, this loan was performing according to its original terms.

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

Consumer Loans. We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of home equity loans and lines of credit. At December 31, 2022, consumer loans totaled $29.7 million, or 4.1% of our total loan portfolio.

Home equity loans and lines of credit are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity loans and lines of credit of up to $500,000 with a maximum loan-to-value ratio of 70% (75% if Bogota Savings Bank holds the first lien position) and $300,000, with a maximum loan-to-value ratio of 80%, and terms of up to 30 years. Home equity lines of credit have adjustable rates of interest that are based on the prime interest rate published in The Wall Street Journal, plus a margin, and reset monthly. Home equity lines of credit are secured by residential real estate in a first or second lien position.

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

Construction Loans. We also originate loans to finance the construction of one- to four-family residential properties. At December 31, 2022, residential construction loans totaled $61.8 million, or 8.6% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. At December 31, 2022, we had a single commercial construction loan that totaled $11.0 million, or 1.5% of our total loan portfolio. This loan was secured by an office building located in our primary market area. At December 31, 2022, this loan was performing according to its original terms. We also had undrawn amounts on the commercial construction loan totaling $32.9 million at December 31, 2022.

Historically, our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually between 12 to 24 months. The interest rate is generally adjustable based on an index rate, typically the prime interest rate as published in The Wall Street Journal, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our loans for the construction of one-to-four-family residential properties may convert to permanent residential real estate loans. Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project or a maximum loan-to-value ratio of 50% for raw land.

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

Commercial and Industrial Loans. We offer commercial loans and adjustable-rate lines of credit up to $500,000 to small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2022, commercial and industrial loans totaled $1.7 million, or 0.2% of total loans.

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

Originations, Purchases and Participations of Loans

Lending activities are conducted by our loan personnel operating at our main office, branch office locations and loan production office. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed-or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

As a supplement to our in-house loan originations of one-to four-family residential real estate loans, beginning in 2013, we entered into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with five different mortgage brokers, none of which we have an ownership interest in or any common employees or directors. Three of the mortgage brokers are located in Morris County, New Jersey, and one mortgage broker is located in each of Hudson and Ocean County, New Jersey. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them to us following our underwriting analysis. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans.

For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended December 31, 2022 and 2021, we purchased for our portfolio $147.9 million and $18.0 million, respectively, of loans from these mortgage brokers. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed- and adjustable interest rate one- to four-family real estate loans, with maturities up to 30 years, with a per loan limit of $1.0 million.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2022, the outstanding balances of our loan participations where we are not the lead lender totaled $9.0 million, all of which were commercial or multi-family real estate loans. All such loans were performing according to their original terms at December 31, 2022.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2022, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $19.4 million. On the same date, Bogota Savings Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2022, our largest loan relationship with a single borrower was for $17.2 million, which consisted of four loans secured by various commercial real estate and multi-family properties in our primary market area. The underlying loans were performing in accordance with their terms on that date.

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

In addition, the NJDBI and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs. The Company expects the one-time cumulative adjustment to be in the range of 10% to 15% of the allowance based on the implementation of the new standard.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses and certain asset quality ratios for the periods indicated.

	At or for the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Total loans	$721,604	$573,515
Net loans	719,026	570,210
Average loans	638,679	583,362
Non-accrual loans	857	865
Allowance at beginning of year	2,153	2,241
Provision (credit) for loan losses	425	(88)

Charge offs:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net recoveries	—	—

Allowance for loan losses at end of period	$2,578	$2,153

Allowance for loan losses to non-accrual loans at end of period	300.82%	248.90%
Allowance for loan losses to total loans outstanding at end of period	0.36%	0.38%
Non-accrual loans to total loans	0.12%	0.15%
Net recoveries to average loans outstanding during period	—%	—%
Net recoveries to average residential real estate loans outstanding during period	—%	—%
Net recoveries to average commercial and multi-family real estate loans outstanding during period	—%	—%
Net recoveries to average construction loans outstanding during period	—%	—%
Net recoveries to average commercial and industrial loans outstanding during period	—%	—%
Net recoveries to average consumer loans outstanding during period	—%	—%

Non-accrual loans excludes loans acquired in a business combination and considered "Purchased Credit Impaired"

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

	At December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$1,602	62.14%	64.59%	$1,092	50.72%	55.90%
Commercial and multi-family real estate loans	615	23.86	22.5	769	35.72	30.64
Construction loans	259	10.05	8.57	195	9.06	7.23
Commercial and industrial loans	4	0.16	0.23	9	0.42	1.38
Consumer loans	98	3.8	4.11	88	4.09	4.84
Total	$2,578	100.00%	100.00%	$2,153	100.00%	100.00%

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2022 are summarized in the following table. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. treasury bills	$4,971	1.93%	$—	—%	$—	—%	$—	—%	$4,971	$4,928	1.93%
U.S. government and agency obligations	—	—	6,000	1.69	—	—	—	—	6,000	5,465	1.69
Corporate bonds	3,022	3.17	12,182	3.01	1,000	5.50	—	—	16,204	15,506	3.19
Mortgage-backed securities – residential	—	—	—	—	321	2.66	44,558	2.29	44,879	39,649	2.29
Mortgage-backed securities – commercial	3,035	2.18	1,155	1.20	9,707	2.18	8,191	2.81	22,088	19,553	2.36
Total	$11,028	2.34%	$19,337	2.49%	$11,028	2.50%	$52,749	2.37%	$94,142	$85,101	2.40%
Securities held-to-maturity:
U.S. government and agency obligations	$—	—%	$10,000	2.23%	$3,000	2.00%	$—	—%	$13,000	$12,076	2.00%
Municipal securities	7,706	1.96	903	1.00	375	3.00	1,728	2.12	10,712	10,246	1.94
Corporate bonds	—	—	2,445	5.75	15,825	4.83	—	—	18,270	17,225	4.95
Mortgage-backed securities – residential	—	—	222	2.53	2,565	4.02	11,639	2.00	14,426	12,994	2.37
Mortgage-backed securities – commercial	3,305	2.64	3,999	2.57	11,147	1.55	2,568	2.04	21,019	18,159	1.98
Total	$11,011	2.16%	$17,569	1.47%	$32,912	3.19%	$15,935	2.02%	$77,427	$70,700	2.75%

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. At December 31, 2022, municipal deposits totaled $57.5 million, which represented 8.2% of total deposits.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences. We generally review our deposit pricing on a weekly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, but generally not the highest rates offered in the market, and to periodically offer special rates to attract deposits of a specific type or with a specific term.

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2022, we had $58.6 million of brokered deposits, which represented 8.4% of total deposits at December 31, 2022 with such funds having a weighted average remaining term to maturity of 36 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

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

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2022			2021
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest bearing demand accounts	$38,653	5.52%	—%	$39,318	6.58%	—%
NOW accounts	82,720	11.79	0.88	69,940	11.74	0.82
Money market accounts	30,037	4.28	0.32	57,541	9.63	0.34
Savings accounts	57,408	8.18	0.49	64,285	10.76	0.26
Certificates of deposit	492,593	70.23	2.37	366,396	61.32	0.74
Total	$701,411	100.00%	1.82%	$597,480	100.00%	0.61%

As of December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $68.1 million, $4.4 million and $50.0 million respectively. As of December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $43.2 million, $5.9 million and $41.6 million respectively. The amount of uninsured deposits is estimated on a per account basis, actual uninsured deposits may vary when accounts are combined to a single owner. The following table sets forth the maturity of the portion of our certificate of deposit that are in excess of the Federal Deposit Insurance Corporation insurance limit as of December 31, 2022.

At December 31, 2022
(In thousands)
Maturity Period:
Three months or less	$12,389
Over three through six months	7,071
Over six through twelve months	14,387
Over twelve months	16,136
Total	$49,983

Employees and Human Capital Resources

As of December 31, 2022, we had 61 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through quarterly performance and conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business and for seminars, conferences, and other training events employees attend in connection with their job duties.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. At December 31, 2022, 38% of our current staff had been with us for five years or more.

Subsidiaries

Bogota Securities Corp. is a New Jersey investment corporation subsidiary formed in 2014 to buy, sell and hold investment securities. The income earned on Bogota Securities Corp.’s investment securities is subject to a lower state tax than that assessed on income earned on investment securities maintained at Bogota Savings Bank.

In 1999, Bogota Savings Bank established Bogota Properties, LLC, a New Jersey-chartered limited liability company to secure, manage and hold foreclosed assets. Bogota Properties, LLC is currently inactive.

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

The regulatory structure gives the Federal Deposit Insurance Corporation extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) the existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a community bank leverage ratio (“CBLR”) for financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria (“qualifying community banking organizations”). In 2020, the federal banking agencies adopted a final rule that established 9% as the CBLR, for 2022 and thereafter.

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

Bogota Savings Bank elected to use the CBLR framework as of December 31, 2021. Bogota Savings Bank’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of Bogota Savings Bank at December 31, 2022 was 13.44%; see note 14 for more information.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a CBLR ratio of 9.0% or greater, starting in 2022, or a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. At December 31, 2022, Bogota Savings Bank was classified as a “well capitalized” institution.

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

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Bogota Savings Bank was in compliance with this requirement at December 31, 2022.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. However, pursuant to federal legislation, bank holding companies with less than $3.0 billion in consolidated assets, such as Bogota Financial Corp, generally are not subject to the consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

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

Acquisition. Federal laws and regulations and the New Jersey Banking Act provide that no person may acquire control of a bank holding company, such as Bogota Financial Corp., without the prior non-objection or approval of the Federal Reserve Board and the NJDBI. Control, as defined under the Change in Bank Control Act and applicable federal regulations, means ownership, control of or the power to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Bogota Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, the Bank Holding Company Act of 1956, as amended, provides that no company may acquire control of a bank or bank holding company within the meaning of that statute without having first obtained the approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and applicable Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Bogota Financial Corp. has in place policies, procedures and systems designed to comply with these regulations, and Bogota Financial Corp. will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

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

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. See Note 10 in the Notes to consolidated financial statements that appear in this Annual Report on Form 10-K for additional information. At December 31, 2022, Bogota Savings Bank had net operating loss carryovers assumed from the Gibraltar merger.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2022, Bogota Savings Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Bogota Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Bogota Savings Bank’s federal income tax returns and New Jersey State income tax returns have not been audited in the last three years.

State Taxation

Taxable income for New Jersey-chartered financial institutions is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches not relevant to the determination of income apportioned to New Jersey. The statutory tax rate is currently 6.5%. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect the Company’s business activities, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have affected the macroeconomic environment, both nationally and in the Company’s market area. Federal and state agencies may pass measures to address the economic and social consequences of the pandemic that could impact the Company’s financial results and have a destabilizing effect on financial markets, key market indices, and overall economic activity. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could harm the Bank’s business and that of its customers, in particular, small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic could result in a material adverse effect on the Company’s business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.

Risks Related to our Lending Activities

The geographic concentration of our loan portfolio makes us vulnerable to a downturn in the local economy.

At December 31, 2022, approximately $466.1 million, or 64.6% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Essex, Monmouth, Morris and Ocean Counties in

New Jersey. Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans. Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our strategy of increasing the amount of commercial and multi-family real estate loans we originate may expose us to increased lending risks.

At December 31, 2022, $162.3 million, or 22.5% of our loan portfolio, consisted of commercial and multi-family real estate loans. We are committed to increasing this type of lending. However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and multi-family real estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property. Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties. Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2022, $66.1 million, or 9.2% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. At December 31, 2022, $458,000, or 0.69% of these loans were past due. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

Our allowance for credit losses may not be sufficient to cover actual loan losses.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of current expected credit losses within our loan portfolio. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic and other conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, the NJDBI and the Federal Deposit Insurance Corporation review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs. Material additions to the allowance would materially decrease our net income.

The implementation of Current Expected Credit Losses, or CECL, standard became effective for Bogota Financial Corp. on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The Company has no history of credit losses and therefore will use the Weighted Average Remaining Maturity (WARM) method and rely on the use of qualitative factors to determine future credit losses. The Company expects the one-time cumulative adjustment to be in the range of 10% to 15% of the allowance based on the implementation of the new standard.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve Board’s rate increases. The increase in market interest rates may have an adverse effect on our net interest income and profitability.

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

Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income.

At December 31, 2022, the Company maintained a debt securities portfolio of $162.5 million, of which $85.1 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2022, we incurred other comprehensive losses of $5.9 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. A decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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
•
loan delinquencies, problem assets and foreclosures may increase, which may require an increase to our allowance for loan losses;
•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•
the value of our securities portfolio may decrease; and/or
•
the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by a pandemic, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further negatively affect our financial performance.

Further, a U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

Risks Related to Our Funding

Our inability to generate core deposits could have an adverse effect on our net interest margin and profitability or may cause us to rely more heavily on wholesale funding strategies for liquidity needs.

Certificates of deposit comprised $492.6 million or 70.2% of our total deposits at December 31, 2022. Certificates of deposit due within one year of December 31, 2022 totaled $291.1 million, or 41.5% of total deposits. This included $58.6 million of brokered deposits, which represented 8.4% of total deposits. While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also make it difficult for us to obtain reasonably-priced deposits. If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability, or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

If our banking deposits that we receive from municipalities were lost within a short period of time, it could negatively impact our liquidity and earnings.

As of December 31, 2022, we held $57.5 million of deposits from municipalities in our primary market area in New Jersey. These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

Our business strategy includes pursuing acquisition opportunities of other financial institutions. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services. Acquiring other banks may have an adverse effect on our financial results and may involve various other risks, including, among other things: difficulty in estimating the value of the target institution; payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term; potential exposure to unknown or contingent tax or other liabilities; exposure to potential asset quality problems; difficulty and expense of integrating the operations and personnel of the target institution; risk that the acquired business will not perform according to management’s expectations because of our inability to realize projected revenue increases, cost savings, improved geographic or product presence, or other projected benefits; potential disruptions to our business; potential diversion of management's time and attention; and the possible loss of key employees and customers of the target institution.

Our business strategy contemplates moderate organic growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $113.7 million, or 13.6%, from $837.4 million at December 31, 2021 to $951.1 million at December 31, 2022, primarily due to increases in loans receivable. Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations. Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

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

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. See “Risks Related to Market Interest Rates – Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income.” Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity.

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

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Bogota Savings Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations.

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

The federal banking agencies adopted a rule, effective January 1, 2020, that authorizes institutions with assets of less than $10 billion and that meet other specified criteria, to elect to comply with a “community bank leverage ratio” (the ratio of a bank’s Tier 1 equity capital to average total consolidated assets) of 9% in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A “qualifying community bank” with capital exceeding 9% that exercises the election will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” We elected to comply with the community bank leverage ratio.

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

Stock banks or their holding companies, as well as individuals, may not acquire control of a mutual holding company, such as Bogota Financial Corp. As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely that Bogota Financial Corp. would be subject to any takeover attempt by activist stockholders or other financial institutions. There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person, other than Bogota Financial, MHC, from voting more than 10% of the shares of common stock outstanding. In addition, state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Bogota Financial Corp. without our board of directors’ prior approval.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, the net book value of our land, building and equipment was $7.9 million. The following table sets forth information regarding our offices as of December 31, 2022:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road Teaneck, NJ 07666	Owned	2004	$3,733

60 East Main Street Bogota, NJ 07603	Owned	1941	$178

181 Boulevard
Hasbrouck Heights, NJ 07604	Owned	2020	$2,448

1719 Route 10 East
Parsippany, NJ 07054	Leased	2021	$152

5527 Berkshire Valley Road
Oak Ridge, NJ 07438	Owned	2021	$177

1039 South Orange Road
Newark, NJ 07106	Owned	2021	$1,178

Other Offices:

510 Warren Ave
Spring Lake, NJ 07762	Leased	2021	$14
(used as a loan production office)

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business. At December 31, 2022, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. has been listed on The NASDAQ Capital Market under the symbol “BSBK” since January 16, 2020. At March 26, 2023, Bogota Financial Corp. had approximately 2,016 stockholders of record.

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

There were no sales of unregistered securities during the quarter ended December 31, 2022.

On April 12, 2022, the Company announced it completed its initial stock repurchase plan, repurchasing 296,044 shares, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC), at an average cost of $10.82 per share. On September 21, 2022, the Company completed its second stock repurchase plan by repurchasing 292,568 shares, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC), at an average cost of $11.14 per share. On October 3, 2022, the Company announced it had received regulatory approval for the repurchase of up to 556,631 shares of its common stock, which was approximately 10% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). As of December 31, 2022, 360,372 shares have been repurchased under that repurchase program.

The following table provides information on repurchase by the Company of its common stock under the Company's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	800	$11.20	800	555,831
November 1 - 30, 2022	134,028	11.23	134,028	421,803
December 1 - 31, 2022	225,544	11.48	225,544	196,259
Total	360,372	$11.39	360,372

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

Non-Interest Income. Our primary sources of non-interest income are banking fees and service charges, net gains in cash surrender value of bank-owned life insurance, net gains on sales of loans, a bargain purchase gain recorded in connection with the acquisition of Gibraltar Bank in 2021 and miscellaneous income.
Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy, equipment, data processing, federal deposit insurance premiums, advertising, directors fees, professional fees, merger and core conversion costs in 2021 and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for workers' compensation and disability insurance, health insurance, retirement plans, our employee stock ownership plan, our equity incentive plan and other employee benefits, as well as other incentives.

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

Merger and core conversion costs related to the costs associated with the acquisition of Gibraltar Bank on February 28, 2021 and the conversion and consolidation of data processing platforms, system and customer files on August 16, 2021.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to individuals and businesses. We believe that we have a competitive advantage in the markets we serve because of our 129-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. We believe we can distinguish ourselves by maintaining the culture of a local community bank. The following are the key elements of our business strategy:

Continue to focus on residential real estate lending. We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area. As of December 31, 2022, $466.1 million, or 64.6% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending. We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average term to repricing of our loans. We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area. Further, the additional capital raised in the offering enabled us to increase our commercial real estate and multi-family loan originations in our market area, and originate loans with larger balances. However, due to lower originations and prepayments, our commercial real estate and multi-family loan portfolio decreased to $162.3 million, or 22.5% of total loans, at December 31, 2022, from $175.4 million, or 30.6% of total loans, at December 31, 2021.

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

Increase lower-cost core deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services. However, at December 31, 2022, core deposits decreased to 29.8% of our total deposits compared to 38.7% of our total deposits at December 31, 2021 due to customers moving funds to higher-yielding certificates of deposits in the higher interest rate environment.

Grow through opportunistic bank or branch acquisitions. We opened a new branch in Hasbrouck Heights during the second quarter of 2021 and we completed the acquisition of Gibraltar Bank in February 2021, which increased our footprint by three branches and added a loan production office in central New Jersey. We will consider other acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to expand into contiguous markets. The capital we raised in the offering will also provide us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as renegotiating key third-party contracts and reducing other operating expenses. Our efficiency ratio was 59.03% for the year ended December 31, 2022 compared to 60.85% for the year ended December 31, 2021. While our non-interest expenses increased when we became a public company, we will continue to monitor and control expenses as we focus on growth. To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting. We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2022, non-performing assets totaled $857,000, which represented 0.09% of total assets. At December 31, 2021, there were $865,000 of non-performing assets which represented 0.10% of total assets.

Increase in Non-Interest Expense

Following the January 2020 completion of the reorganization and stock offering, our non-interest expenses increased because of the increased costs associated with operating as a public company. Compensation expenses further increased due to the implementation of our employee stock ownership plan in 2020 and our equity incentive plan in 2021.

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

The following tables set forth selected historical financial and other data for Bogota Financial Corp. and Bogota Savings Bank at and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K. The information at and for the years ended December 31, 2022 and 2021 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K.

	At December 31,
	2022	2021
	(In thousands)
Selected Financial Condition Data:
Total assets	$951,099	$837,362
Cash and cash equivalents	16,841	105,069
Securities held-to-maturity	77,427	74,053
Securities available-for-sale	85,101	41,839
Loans receivable, net	719,026	570,210
Bank owned life insurance	30,206	24,524
Total liabilities	811,440	689,785
Deposits	701,411	597,480
Borrowings	102,319	85,052
Total equity	139,659	147,576

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Selected Operating Data:
Interest income	$30,347	$25,068
Interest expense	7,269	5,791
Net interest income	23,078	19,277
Provision (credit) for loan losses	425	$(88)
Net interest income after provision for loan losses	22,653	19,365
Non-interest income	1,123	4,494
Non-interest expenses	14,285	14,464
Income before income taxes	9,491	9,395
Income taxes	2,614	1,875
Net income	$6,877	$7,520

	At or For the Year Ended December 31,
	2022	2021
Performance Ratios:
Return on average assets (1)	0.77%	1.23%
Return on average equity (2)	4.76%	7.06%
Interest rate spread (3)	2.59%	2.33%
Net interest margin (4)	2.76%	2.50%
Efficiency ratio (5)	59.03%	60.85%
Average interest-earning assets to average interest- bearing liabilities	119.60%	122.40%
Loans to deposits	102.51%	95.44%
Average equity to assets (6)	16.22%	17.55%

Capital Ratios: (Bank only)
Tier 1 capital (to adjusted total assets)	15.61%	17.88%

Other Data:
Number of offices	6	6
Number of full-time equivalent employees	61	74

(1)
Represents net income divided by average total assets.
(2)
Represents net income divided by average equity.
(3)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 28% for 2022 and 2021.
(4)
Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 28% for 2022 and 2021.
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

	For the Years Ended December 31,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$25,044	$117	0.47%	$99,842	$151	0.15%
Loans	638,679	26,264	4.11	583,362	22,672	3.89
Securities	167,987	3,678	2.19	86,035	1,971	2.29
Other interest-earning assets	5,677	288	5.05	5,606	273	4.87
Total interest-earning assets	837,387	30,347	3.62	774,845	25,067	3.24
Non-interest-earning assets	52,525			42,252
Total assets	$889,912			$817,097

Liabilities and Equity:
NOW and money market accounts	$140,473	787	0.56	$104,945	625	0.60
Savings accounts	62,626	184	0.29	58,880	127	0.22
Certificates of deposit	394,593	4,136	1.05	373,490	3,519	0.94
Total interest-bearing deposits	597,692	5,107	0.85	537,315	4,271	0.79

Federal Home Loan Bank advances (1)	102,458	2,162	2.11	97,621	1,519	1.56
Total interest-bearing liabilities	700,150	7,269	1.04	634,936	5,790	0.91
Non-interest-bearing deposits	41,501			30,952
Other non-interest-bearing liabilities	3,914			8,822
Total liabilities	745,565			674,710
Total equity	144,347			142,387
Total liabilities and equity	$889,912			$817,097
Net interest income		$23,078			$19,277
Interest rate spread (2)			2.58%			2.33%
Net interest margin (3)			2.76%			2.50%
Average interest-earning assets to average interest-bearing liabilities		$137,237			$139,909

(1)
Cash flow hedges are used to manage interest rate risk. During the year ended December 31, 2022, the net effect on interest expense on Federal Home Loan Bank advances was a reduced expense of $9,000.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)
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

	Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$(175)	$141	$(34)
Loans receivable	2,250	1,342	3,592
Securities	1,797	(90)	1,707
Other interest-earning assets	4	11	15
Total interest-earning assets	3,876	1,404	5,280

Interest expense:
NOW and money market accounts	205	(43)	162
Savings accounts	9	48	57
Certificate of deposit	201	416	617
Federal Home Loan Bank advances	79	564	643
Total interest-bearing liabilities	494	985	1,479

Net increase in net interest income	$3,382	$419	$3,801

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets increased $113.7 million, or 13.6%, to $951.1 million at December 31, 2022 from $837.4 million at December 31, 2021. The increase was primarily due to $148.8 million increase in loans receivable and a $46.6 million increase in securities, partially offset by a decrease in cash and cash equivalents of $88.2 million.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $88.2 million, or 84.0%, to $16.8 million at December 31, 2022 from $105.1 million at December 31, 2021. This decrease was primarily due to funding of loan originations and investment purchases with excess liquidity.

Securities Available for Sale. Total securities available for sale increased $43.3 million, or 103.4%, to $85.1 million at December 31, 2022 from $41.8 million at December 31, 2021. The increase was due to increases of $27.7 million in mortgage-backed securities, $2.5 million in agency bonds, $4.9 million in U.S. treasury bills and $8.1 million in corporate bonds purchased with excess liquidity.

Securities Held to Maturity. Total securities held to maturity increased $3.4 million, or 4.6%, to $77.4 million at December 31, 2022 from $74.1 million at December 31, 2021, primarily due to a $4.6 million increase in corporate bonds, a $3.7 million increase in municipal securities, and a $10.0 million increase in U.S. government agency obligations, offset by $14.9 million of principal pay downs and maturities on mortgage-backed securities

Net Loans. Net loans increased $148.8 million, or 26.1%, to $719.0 million at December 31, 2022 from $570.2 million at December 31, 2021. The increase in loans was primarily due to the $225.2 million of loans originated during the year, which was offset by $71.8 million in loan repayments and the sale of $4.6 million of residential loans.

The increase in net loans was due to a $146.1 million, or 45.7%, increase in one-to four-residential real estate loans to $466.1 million at December 31, 2022 from $320.0 million at December 31, 2021, an increase of $20.4 million, or 49.4%, in construction loans to $61.8 million at December 31, 2022 from $41.4 million at December 31, 2021 and an increase of $1.9 million, or 6.9%, in consumer loans to $29.7 million at December 31, 2022 from $27.7 million at December 31, 2021, offset by a decrease of $13.0 million, or 7.4%, decrease in commercial and multi-family real estate loans to $162.3 million at December 31, 2022 from $175.4 million at December 31, 2021, and a decrease of $6.2 million, or 78.7%, in commercial and industrial loans to $1.7 million at December 31, 2022 from $7.9 million as of December 31, 2021. The decrease in commercial and industrial loans was due to the forgiveness and repayment of $6.2 million in PPP loans that were originated in 2021 and 2020. As of December 31, 2022, the Bank had no loans held for sale compared to $1.2 million in loans held for sale as of December 31, 2021.

Bank-Owned Life Insurance. Bank-owned life insurance increased $5.7 million, or 23.2%, to $30.2 million at December 31, 2022 from $24.5 million at December 31, 2021. The increase in bank-owned life insurance was due to $5.0 million in new bank-owned life insurance purchases.

Deposits. Total deposits increased $103.9 million, or 17.4%, to $701.4 million at December 31, 2022 from $597.5 million at December 31, 2021. The increase in deposits reflected an increase in interest bearing deposits of $104.6 million, or 18.7%, to $662.8 million as of December 31, 2022 from $558.2 million at December 31, 2021 and a decrease in non-interest bearing deposits of $664,000, or 1.7%, to $38.7 million as of December 31, 2022 from $39.3 million as of December 31, 2021. Deposits were used to fund loan and securities growth.

At December 31, 2022, municipal deposits totaled $57.5 million, which represented 8.2% of total deposits, and brokered deposits totaled $58.6 million, which represented 8.4% of total deposits. At December 31, 2021, municipal deposits totaled $31.5 million, which represented 5.3% of total deposits, and brokered deposits totaled $52.9 million, which represented 8.9% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $17.3 million, or 20.3%, to $102.3 million at December 31, 2022 from $85.1 million at December 31, 2021, as an increase of $53.0 in short term advances was offset by proceeds from long term advances totaling $35.7 million. The weighted average rate of borrowings was 3.36% and 1.69% as of December 31, 2022 and December 31, 2021, respectively.

Total Equity. Stockholders’ equity decreased $7.9 million, or 5.4% to $139.7 million, due to increased accumulated other comprehensive loss for securities available for sale of $5.9 million and the repurchase of 906,793 shares of stock during the year at a cost of $10.1 million, offset by net income of $6.9 million for the twelve months ended December 31, 2022. At December 31, 2022, the Company’s ratio of average stockholders’ equity-to-total assets was 15.61%, compared to 17.88% at December 31, 2021.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income decreased by $643,000, or 8.6%, to $6.9 million for the twelve months ended December 31, 2022 from $7.5 million for the twelve months ended December 31, 2021. The decrease was due to a decrease in non-interest income of $3.4 million, an increase in provision for loan losses of $513,000, and an increase of $739,000 in income taxes offset by an increase in net interest income of $3.8 million and a decrease in non-interest expense of $179,000. Excluding the one-time bargain purchase gain of $2.0 million that occurred in 2021 in connection with the Gibraltar Bank acquisition and the $392,000 of merger-related expenses, net income would have increased $916,000 for the twelve months ended December 31, 2022 as compared to 2021.

Interest Income. Interest income on cash and cash equivalents decreased $34,000, or 22.5%, to $117,000 for the twelve months ended December 31, 2022 from $151,000 for the twelve months ended December 31, 2021 due to a $74.8 million decrease in the average balance of cash and cash equivalents to $25.0 million for the twelve months ended December 31, 2022 from $99.8 million for the twelve months ended December 31, 2021, reflecting the use of excess liquidity to fund loan originations and purchase investment securities. This was offset by a 32 basis point increase in the average yield on cash and cash equivalents from 0.15% for the twelve months ended December 31, 2021 to 0.47% for the twelve months ended December 31, 2022 due to the higher interest rate environment.

Interest income on loans increased $3.6 million, or 15.8%, to $26.3 million for the twelve months ended December 31, 2022 compared to $22.7 million for the twelve months ended December 31, 2021 due primarily to a $55.3 million increase in the average balance of loans to $638.7 million for the twelve months ended December 31, 2022 from $583.4 million for the twelve months ended December 31, 2021 and due to a 22 basis point increase in the average yield on loans from 3.89% for the twelve months ended December 31, 2021 to 4.11% for the twelve months ended December 31, 2022.

Interest income on securities increased $1.7 million, or 86.6%, to $3.7 million for the twelve months ended December 31, 2022 from $2.0 million for the twelve months ended December 31, 2021 due to a $82.0 million increase in the average balance of securities to $168.0 million for the twelve months ended December 31, 2022 from $86.0 million for the twelve months ended December 31, 2021, reflecting the purchase of investments with excess liquidity. The increase was offset by a 10 basis point decrease in the average yield from 2.29% for the twelve months ended December 31, 2021 to 2.19% for the twelve months ended December 31, 2022.

Interest Expense. Interest expense increased $1.5 million, or 25.5%, to $7.3 million for the year ended December 31, 2022 from $5.8 million for the year ended December 31, 2021. The increase primarily reflected a 13 basis point increase in the average cost of interest-bearing liabilities to 1.04% for the year ended December 31, 2022 from 0.91% for the year ended December 31, 2021 and a $65.2 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $836,000, or 19.6%, to $5.1 million for the twelve months ended December 31, 2022 from $4.3 million for the twelve months ended December 31, 2021. This increase was due to a $60.4 million increase in the average balance of deposits to $597.7 million for the twelve months ended December 31, 2022 from $537.3 million for the twelve months ended December 31, 2021, primarily due to a $35.6 million increase in the average balance of NOW and money market accounts from $104.9 million for the twelve months ended December 31, 2021 to $140.5 million for the twelve months ended December 31, 2022 and a $21.2 million increase in the average balance of certificates of deposit. The increase was also due to a six basis point increase in the average cost of interest-bearing deposits to 0.85% for the twelve months ended December 31, 2022 from 0.79% for the twelve months ended December 31, 2021.

Interest expense on Federal Home Loan Bank borrowings increased $643,000, or 42.3%, from $1.5 million for the twelve months ended December 31, 2021 to $2.2 million for the twelve months ended December 31, 2022. The increase was due to an increase in the average cost of borrowings of 55 basis points to 2.11% for the twelve months ended December 31, 2022 from 1.56% for the twelve months ended December 31, 2021 due to the higher rates on new borrowings. The increase was also due to an increase in the average balance of borrowings of $4.9 million to $102.5 million for the twelve months ended December 31, 2022 from $97.6 million for the twelve months ended December 31, 2021.

Net Interest Income. Net interest income increased $3.8 million, or 19.7%, to $23.1 million for the twelve months ended December 31, 2022 from $19.3 million for the twelve months ended December 31, 2021. The increase reflected a 25 basis point increase in our net interest rate spread to 2.58% for the twelve months ended December 31, 2022 from 2.33% for the twelve months ended December 31, 2021. Our net interest margin increased 26 basis points to 2.76% for the twelve months ended December 31, 2022 from 2.50% for the twelve months ended December 31, 2021.

Provision (Credit) for Loan Losses. We recorded a $425,000 provision for loan losses for the twelve months ended December 31, 2022 compared to a $88,000 credit for the twelve months ended December 31, 2021. Higher balances in residential and construction loans, partially offset by a decline in commercial real estate and multi-family loans were the reason for the provision for the twelve months ended December 31, 2022. The Bank continues to have a low level of delinquent and non-accrual loans in the portfolio, as well as no charge-offs.

Non-Interest Income. Non-interest income decreased by $3.4 million, or 75.0%, to $1.1 million for the twelve months ended December 31, 2022 from $4.5 million for the twelve months ended December 31, 2021. For the twelve months ended December 31, 2021, there was a $2.0 million bargain purchase gain recognized in the Gibraltar Bank acquisition. Gain on sale of loans decreased $700,000, or 88.9% to $87,000 for the twelve months ended December 31, 2022 from $786,000 for the twelve months ended December 31, 2021 due to a decrease in the volume of loans sold of $20.8 million due to the higher interest rate environment. Bank-owned life insurance income decreased $742,000, or 51.6% to $695,000 for the twelve months ended December 31, 2022 from $1.4 million for the twelve months ended December 31, 2021 due to death proceeds collected during the twelve months ended December 31, 2021.

Non-Interest Expenses. For the twelve months ended December 31, 2022, non-interest expense decreased $179,000, or 1.2%, to $14.3 million as one-time merger fees and core conversion costs were $1.1 million in 2021. Salaries and employee benefits increased $691,000, or 8.9%, due to the new stock compensation plan adopted in September 2021. Data processing expense increased $97,000, or 9.3%, due to higher data processing expense associated with a larger company. Advertising expense increased $216,000 due to additional promotions for branch locations and new promotions for loan and deposit products. Professional fees decreased $189,000, or 25.7%, due to lower consulting and legal expense. The increase in equipment and occupancy expenses of $129,000, or 10.3%, was mainly due to the additional branch locations.

Income Tax Expense. Income tax expense increased $739,000, or 39.4%, to $2.6 million for the twelve months ended December 31, 2022 from $1.9 million for the twelve months ended December 31, 2021. The increase was due to $735,000 of higher taxable income. The effective tax rate for the twelve months ended December 31, 2022 and 2021 were 27.55% and 19.96%, respectively. For the twelve-month period ended December 31, 2021, there was $742,000 additional proceeds from bank-owned life insurance which resulted in a lower effective tax rate as well as the bargain purchase gain of $2.0 million, which reduced the effective rate.

Management of Market Risk

General. The majority of our assets and liabilities are monetary. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

We manage our interest rate risk to mitigate the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; monitoring the length of our borrowings with the Federal Home Loan Bank and brokered deposits depending on the interest rate environment; maintaining a majority of our investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as December 31, 2022. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$61,838	$(60,629)	(49.51)%	7.78%	(42.58)%
300 bp	76,775	(45,692)	(37.30)	9.37	(22.29)
200 bp	92,204	(30,263)	(24.71)	10.91	(19.48)
100 bp	108,298	(14,169)	(11.57)	12.39	(8.56)
0	122,467	—	—	13.55	—
(100) bp	129,989	7,522	6.14	13.92	11.29
(200) bp	131,189	8,722	7.12	13.60	0.37

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

As of December 31, 2022, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400 bp	-25.91
300 bp	-19.44
200 bp	-13.03
100 bp	-6.45
0	—
(100) bp	4.65
(200) bp	8.42

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing needs and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, loan sales and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2022, we had the ability to borrow up to $334.1 million, of which $102.3 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2022, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2022, cash and cash equivalents totaled $16.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $85.1 million at December 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2022 totaled $291.1 million, or 41.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 14 in the Notes to the consolidated financial statements.

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

At December 31, 2022, we had $36.5 million of commitments to originate loans, comprised of $2.5 million of residential loans, $41.6 million of commitments under commercial loans and lines of credit (including $32.9 million of unadvanced portions of commercial construction loans), $49.4 million of commitments under home equity loans and lines of credit and $8.2 million of unfunded commitments under consumer lines of credit. See Note 15 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 55 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

2022 Auditor firm PCAOB number: 74 Auditor name: S. R. Snodgrass P.C. Auditor location: Cranbury Township, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bogota Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Financial Corp. and subsidiary (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 24, 2023

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2022 and 2021

	2022	2021
ASSETS
Cash and due from banks	$8,160,028	$14,446,792
Interest-bearing deposits in other banks	8,680,889	90,621,993
Cash and cash equivalents	16,840,917	105,068,785

Securities available for sale	85,100,578	41,838,798
Securities held to maturity (fair value of $70,699,651 and $74,081,059 respectively)	77,427,309	74,053,099
Loans held for sale	-	1,152,500
Loans, net of allowance $2,578,174 and $2,153,174, respectively	719,025,762	570,209,669
Premises and equipment, net	7,884,335	8,127,979
Federal Home Loan Bank (“FHLB”) stock	5,490,900	4,851,300
Accrued interest receivable	3,966,651	2,712,605
Core deposit intangibles	267,272	336,364
Bank owned life insurance	30,206,325	24,524,122
Other assets	4,888,954	4,486,366
Total assets	$951,099,003	$837,361,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$38,653,349	$39,317,500
Interest bearing	662,758,100	558,162,278
	701,411,449	597,479,778

FHLB advances-short term	59,000,000	6,000,000
FHLB advances-long term	43,319,254	79,051,736
Advance payments by borrowers for taxes and insurance	3,174,661	2,856,120
Other liabilities	4,534,516	4,397,742
Total liabilities	811,439,880	689,785,376

Stockholders' Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,699,016 issued and outstanding at December 31, 2022 and 14,605,809 issued and outstanding at December 31, 2021	136,989	146,057
Additional Paid-In capital	59,099,476	68,247,204
Retained earnings	91,756,673	84,879,812
Unearned ESOP shares (436,495 shares as of December 31, 2022 and 463,239 shares as of December 31, 2021)	(5,123,002)	(5,424,206)
Accumulated other comprehensive loss	(6,211,013)	(272,656)
Total stockholders' equity	139,659,123	147,576,211
Total liabilities and stockholders' equity	$951,099,003	$837,361,587

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2022 and 2021

	2022	2021
Interest income
Loans	$26,264,486	$22,672,097
Securities
Taxable	3,516,832	1,912,146
Tax-exempt	161,187	58,888
Other interest-earning assets	403,969	424,539
Total interest income	30,346,474	25,067,670

Interest expense
Deposits	5,106,517	4,271,109
FHLB of New York advances	2,162,217	1,519,302
Total interest expense	7,268,734	5,790,411

Net interest income	23,077,740	19,277,259

Provision (credit) for loan losses	425,000	(88,000)

Net interest income after provision (credit) for loan losses	22,652,740	19,365,259

Non-interest income
Fees and service charges	179,734	136,211
Gain on sale of loans	86,913	786,424
Bargain purchase gain	-	1,950,970
Bank owned life insurance	694,900	1,436,453
Other	162,126	183,454
Total non-interest income	1,123,673	4,493,512

Non-interest expenses
Salaries and employee benefits	8,434,734	7,743,694
Occupancy and equipment	1,390,718	1,261,306
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	220,210	217,300
Data processing	1,132,790	1,036,203
Advertising	492,859	276,665
Director fees	800,611	873,008
Professional fees	546,004	735,067
Merger costs	-	392,197
Core conversion costs	-	730,000
Other	1,267,081	1,198,081
Total non-interest expenses	14,285,007	14,463,521

Income before income taxes	9,491,406	9,395,250

Income tax expense	2,614,545	1,875,175

Net income	$6,876,861	$7,520,075
Earnings per share - basic	$0.51	$0.55
Earnings per share - diluted	$0.51	$0.54
Weighted average shares outstanding	13,570,407	13,725,884
Weighted average shares outstanding - diluted	13,576,934	13,897,645

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2022 and 2021

	2022	2021
Net income	$6,876,861	$7,520,075

Net comprehensive (loss) income:
Unrealized losses on securities available for sale:
Unrealized holding loss arising during the period	(9,064,994)	(116,026)
Tax effect	2,548,170	32,615

Net of tax	(6,516,824)	(83,411)

Defined benefit retirement plans:
Unrealized gain (loss) arising during the period including changes in assumptions	249,184	(39,131)
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	231,406	155,653
Tax effect, income tax benefit	(135,092)	(32,754)
Net of tax	345,498	83,768

Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	324,062	—
Tax effect	(91,093)	—
Net of tax	232,969	-
Total other comprehensive (loss) income	(5,938,357)	357

Comprehensive income	$938,504	$7,520,432

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total Equity
Balance January 1, 2021	13,157,525	$131,575	$56,975,187	$77,359,737	$(273,013)	$(5,725,410)	$128,468,076
Net income	—	—	—	7,520,075	—	—	7,520,075
Stock based compensation	—	—	310,924	—	—	—	310,924
Other comprehensive income	—	—	—	—	357	—	357
Issuance of common stock to Bogota MHC	1,267,916	12,679	11,487,321	—	—	—	11,500,000
Issuance of common stock equity plan	226,519	2,265	(2,265)	—	—	—	—
Stock purchased and retired	(46,151)	(462)	(481,006)	—	—	—	(481,468)
ESOP shares released	—	—	(42,957)	—	—	301,204	258,247
Balance December 31, 2021	14,605,809	$146,057	$68,247,204	$84,879,812	$(272,656)	$(5,424,206)	$147,576,211
Net income	—	—	—	6,876,861	—	—	6,876,861
Stock based compensation	—	—	932,772	—	—	—	932,772
Other comprehensive loss	—	—	—	—	(5,938,357)	—	(5,938,357)
Stock purchased and retired	(906,793)	(9,068)	(10,060,086)	—	—	—	(10,069,154)
ESOP shares released	—	—	(20,414)	—	—	301,204	280,790
Balance December 31, 2022	13,699,016	$136,989	$59,099,476	$91,756,673	$(6,211,013)	$(5,123,002)	$139,659,123

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net income	$6,876,861	$7,520,075
Adjustments to reconcile net income to net cash provided by operating activities
Bargain purchase gain	-	(1,950,970)
Amortization of intangible assets	(229,718)	(759,054)
Provision (credit) for loan losses	425,000	(88,000)
Depreciation of premises and equipment	485,118	416,953
(Accretion) amortization of deferred loan (fees) costs, net	(147,240)	555,721
Amortization of premiums and accretion of discounts on securities, net	155,525	161,191
Deferred income tax benefit	503,307	261,277
Gain on sale of loans	(86,913)	(786,424)
Proceeds from sale of loans	4,640,081	25,409,776
Origination of loans held for sale	(3,400,668)	(24,623,352)
Increase in cash surrender value of bank owned life insurance	(682,204)	(544,610)
Employee stock ownership plan	280,792	258,247
Stock based compensation	932,772	310,924
Changes in
Accrued interest receivable	(1,254,046)	445,747
Net changes in other assets	1,740,149	(827,519)
Net changes in other liabilities	617,367	201,487
Net cash provided by operating activities	10,856,183	5,961,469

Cash flows from investing activities
Purchases of securities available for sale	(67,461,181)	(33,988,744)
Purchases of securities held to maturity	(25,120,238)	(43,966,888)
Maturities, calls, and repayments of securities available for sale	14,978,881	3,975,789
Maturities, calls, and repayments of securities held to maturity	21,746,028	34,460,182
Loans purchased	—	—
Net (increase) decrease in loans	(148,982,268)	63,099,853
Purchase of bank owned life insurance	(5,000,000)	(8,000,000)
Net cash acquired in merger	-	19,393,090
Purchases of premises and equipment	(241,474)	(1,456,720)
Purchase of FHLB stock	(8,327,700)	(733,900)
Redemption of FHLB stock	7,688,100	2,364,200
Net cash (used in) provided by investing activities	(210,719,852)	35,146,862

Cash flows from financing activities
Net increase in deposits	104,037,056	13,788,152
Net increase (decrease) increase in short-term FHLB advances	53,000,000	(6,000,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	318,541	(350,631)
Proceeds from long-term FHLB non-repo advances	-	8,000,000
Repayments of long-term FHLB non-repo advances	(35,650,642)	(31,381,338)
Repurchase of common stock	(10,069,154)	$(481,468)
Net cash provided by (used in) financing activities	111,635,801	(16,425,285)

Net (decrease) increase in cash and cash equivalents	(88,227,868)	24,683,046

Cash and cash equivalents – beginning of year	105,068,785	80,385,739
Cash and cash equivalents – end of year	$16,840,917	$105,068,785

Supplemental cash flow information
Income taxes paid	$2,225,000	$1,705,000
Interest paid	$6,896,809	$5,920,581
Non-cash investment and financing activities
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$87,370,327
Fair Value of liabilities assumed	$-	$93,312,447
Death benefit recorded as other asset	$-	$1,827,968

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) became the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.

The Bank maintains two subsidiaries Bogota Securities Corp, which was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC, which was inactive at December 31, 2022 and December 31, 2021.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The debtors’ ability to repay loans is dependent upon the region’s economy and the borrowers’ circumstances. The Bank is also subject to the regulations of and examinations by certain federal and state regulatory agencies.

Bogota Financial Corp. completed its stock offering in connection with the mutual holding company reorganization of Bogota Savings Bank on January 15, 2020. The Company sold 5,657,735 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of $56.6 million. In connection with the reorganization, the Company also issued 263,150 shares of common stock and $250,000 in cash to Bogota Savings Bank Charitable Foundation, Inc. and 7,236,640 shares of common stock to Bogota Financial, MHC, its New Jersey-chartered mutual holding company. Shares of the Company’s common stock began trading on January 16, 2020 on The Nasdaq Capital Market under the trading symbol “BSBK.”

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the twelve-month periods ended December 31, 2022 and 2021, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the calculation of diluted EPS because the options were anti-dilutive.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the twelve ended December 31, 2022 and 2021.

	For the twelve months ended December 31, 2022	For the twelve months ended December 31, 2021
Net income	$6,876,861	$7,520,075
Basic earnings per share:
Weighted average shares outstanding - basic	13,570,407	13,725,884
Weighted average shares outstanding - diluted	13,576,934	13,897,645
Dilutive securities	6,527	171,761
Basic earnings per share - basic	$0.51	$0.55
Basic earnings per share - diluted	$0.51	$0.54

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ.

Cash Flows: Cash and cash equivalents include cash and deposits with other banks with maturities with original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions and short-term FHLB advances.

Interest-Bearing Deposits in Other Banks: Interest-bearing deposits in other banks have original maturities of 90 days or less and are carried at cost.

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

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on real estate, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired Loans: Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows or the fair value of the loan's collateral value if the loan is collateral dependent) with no valuation allowance and are referred to as purchased credit impaired (PCI). Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

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

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (“FHLBNY”) to sell loans within the Mortgage Partnership Finance (“MPF”) Program. The MPF Program gives the Bank another alternative to mortgages in portfolio which may increase profits through fees earned through the sale of loans. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest-rate risk. FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks. Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program were $3,987,257 and $4,706,056 at December 31, 2022 and 2021, respectively. Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”).

The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account. Loan losses beyond the first and second layers are absorbed by the FHLBNY. There are no losses as of December 31, 2022 on the loans sold under the program. Late fees and ancillary fees related to loan servicing are not material.

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

Intangible Assets: Intangible assets, other than goodwill, include core deposit intangibles and mortgage servicing rights ("MSRs"). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization, while the covenant not to compete was amortized over four years on a straight-line basis.

MSRs arise from the Company originating certain loans for the express purpose of selling such loans in the secondary market. The Company maintains all servicing rights for these loans. The loans held for sale are carried at lower of cost or market value. Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio and measured annually for impairment.

The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Bank had no unrecognized tax positions as of December 31, 2022 or 2021.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes net unrealized holding gains and losses on securities available for sale and net unrealized gains and losses on the pension plan which are also recognized as separate components of equity and the change in fair value of the Company's swap derivatives.

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

Adoption of Accounting Standards: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. In May 2020, FASB amended the effective date of the new guidance on Leases. The amendment and related new guidance on Leases are effective for the Company for the fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The adoption of this standard has no material effect on the financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable economic forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

The effective date of ASU 2016-13 for the Company is the fiscal year beginning on January 1, 2023 and interim periods thereafter. The Company continues to evaluate the impact the new standard will have on the accounting for credit losses, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company has no history of credit losses and therefore will use the Weighted Average Remaining Maturity (WARM) method and rely on the use of qualitative factors to determine future credit losses. The Company expects the one-time cumulative adjustment to be in the range of 10% to 15% of the allowance based on the implementation of the new standard.

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

December 31, 2022 and 2021

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of February 28, 2021 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $2.0 million and a core deposit intangible of $400,000.

Merger-related expenses of $392,000 for 2021 are recorded in the Consolidated Statements of Income and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the Gibraltar Bank, at their estimated fair values as of the closing date of the transaction:

	As recorded by Gibraltar Bank	Fair value adjustments		As recorded at acquisition
Fair value of equity acquired				11,500,000
Assets Acquired
Cash and cash equivalents	$19,393,090	$—		19,393,090
Securities held to maturity	7,250,000	(208,051)	(a)	7,041,949
Federal Home Loan Bank stock and other restricted stock	603,500	—		603,500
Loans receivable	77,683,903	(920,497)	(b)	76,763,406
Allowance for loan loss	(640,232)	640,232	(c)	-
Accrued interest receivable	302,927	—		302,927
Premises and equipment, net	348,714	1,079,647	(d)	1,428,361
Core deposit intangible	—	400,000	(e)	400,000
Deferred taxes	913,303	(167,400)	(f)	745,903
Other assets	362,636	(278,355)	(g)	84,281
Total assets acquired	$106,217,841	$545,576		106,763,417

Liabilities assumed
Deposits	$81,558,612	$386,865	(h)	81,945,477
Borrowings	10,000,000	273,721	(i)	10,273,721
Advance payments by borrowers for taxes and insurance	646,661	—		646,661
Accrued expenses and other liabilities	446,588	—		446,588
Total liabilities assumed	$92,651,861	$660,586		93,312,447
Net assets acquired				13,450,970
Bargain purchase gain recorded at merger				1,950,970

Explanation of certain fair value related adjustments:

(a)	Represents the fair value adjustments on investment securities at the acquisition date.
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

December 31, 2022 and 2021

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

The following table details the PCI loans that are accounted for in accordance with FASB ASC 310-30 as of March 1, 2021:

(in thousands)

Contractually required principal and interest at acquisition	$8,346
Contractual cash flows not expected to be collected (nonaccretable difference)	(1,412)
Expected cash flows at acquisition	6,934
Interest component of expected cash flows (accretable discount)	(846)
Fair value of acquired PCI loans	$6,088

The following table details the acquired loans that are not PCI as of March 1, 2021
Contractually required principal at acquisition	$91,906
Contractual cash flows not expected to be collected (credit mark)	(9,978)
Expected cash flows at acquisition	81,928
Interest component of expected cash flows (accretable premium)	143
Fair value of acquired loans accounted for under FASB ASC 310-30	$82,071

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31, 2022 and 2021:

	2022	2021
Balance at beginning of period	$170,075	$—
Addition of purchased credit-impaired loans	—	217,789
Accretion	(24,027)	(47,714)
Balance at end of period	146,048	170,075

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 2 – ACQUISITION OF GIBRALTAR BANK (Continued)

The following table presents actual operating results attributable to Gibraltar Bank from the March 1, 2021 acquisition date through December 31, 2021. This information does not include purchase accounting adjustments or acquisition integration costs.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at December 31, 2022 and 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. treasury bills	$4,971,310	$—	$(43,702)	$4,927,608
U.S. government and agency obligations	6,000,000	—	(534,846)	5,465,154
Corporate bonds due in:
Less than one year	3,022,044	—	(37,230)	2,984,814
One through five years	12,182,364	554	(585,085)	11,597,833
Five through ten years	1,000,000	—	(76,600)	923,400
MBS – residential	44,879,199	2,146	(5,232,300)	39,649,045
MBS – commercial	22,086,788	—	(2,534,064)	19,552,724

Total	$94,141,705	$2,700	$(9,043,827)	$85,100,578

December 31, 2021
U.S. government and agency obligations	$3,000,000	$—	$(18,270)	$2,981,730
Corporate bonds due in:
Less than one year	—	—	—	—
One through five years	6,375,068	17,594	(636)	6,392,026
Five through ten years	1,002,542	3,050	—	1,005,592
MBS – residential	21,695,539	89,297	(24,591)	21,760,245
MBS – commercial	9,741,782	—	(42,577)	9,699,205

Total	$41,814,931	$109,941	$(86,074)	$41,838,798

All of the MBS are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the years ended December 31, 2022 or 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

The age of unrealized losses and the fair value of related securities as of December 31, 2022 and 2021 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. treasury bills	$4,927,608	$(43,702)	$—	$—	$4,927,608	$($43,702)
U.S. government and agency obligations	2,758,248	(241,752)	2,706,906	(293,094)	5,465,154	(534,846)
Corporate bonds	11,859,089	(392,367)	2,647,402	(306,548)	14,506,491	(698,915)
MBS – residential	16,474,573	(1,557,718)	22,801,879	(3,674,582)	39,276,452	(5,232,300)
MBS – commercial	9,449,159	(857,122)	10,103,565	(1,676,942)	19,552,724	(2,534,064)
Total	$45,468,677	$(3,092,661)	$38,259,752	$(5,951,166)	$83,728,429	$(9,043,827)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government and agency obligations	$2,981,730	$(18,270)	$—	$—	$2,981,730	$(18,270)
Corporate bonds	1,006,523	(636)	—	—	1,006,523	(636)
MBS – residential	10,000,558	(22,652)	250,581	(1,939)	10,251,139	(24,591)
MBS – commercial	9,699,205	(42,577)	-		9,699,205	(42,577)
Total	$23,688,016	$($84,135)	$250,581	$($1,939)	$23,938,597	$($86,074)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The Bank has 53 securities in a loss position and does not consider these securities to be other-than-temporary impaired at December 31, 2022.

At December 31, 2022 and 2021, securities available for sale with a carrying value of $126,662 and $169,000, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 4 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at December 31, 2022 and 2021:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
U.S. government and agency obligations due in
One through five years	$10,000,000	$—	$(456,850)	$9,543,150
More than five years through ten years	3,000,000	-	(466,866)	2,533,134
Corporate Bonds due in:
One through five years	2,444,729	1,269	(55,836)	2,390,162
Five through ten years	15,825,262	54,738	(1,045,557)	14,834,443
Municipal obligations due in:				-
Less than one year	7,706,402	—	(36,250)	7,670,152
One through five years	902,545	—	(84,742)	817,803
More than five years through ten years	375,000	1,286	—	376,286
Greater than ten years	1,728,184	—	(346,586)	1,381,598
MBS –				-
Residential	14,425,827	410	(1,431,861)	12,994,376
Commercial	21,019,360	-	(2,860,813)	18,158,547

	$77,427,309	$57,703	$($6,785,361)	$70,699,651

December 31, 2021
U.S. government and agency obligations due in	$3,000,000	$—	$—	$3,000,000
Corporate Bonds due in:
Less than one year	—	—	—	-
Five through ten years	13,681,053	410,726	(39,870)	14,051,909
Municipal obligations due in:				-
Less than one year	4,006,006	12,668	(2,776)	4,015,898
One through five years	903,483	—	(15,399)	888,084
More than five years through ten years	375,000	27,353	—	402,353
Greater than ten years	1,732,386	9,527	—	1,741,913
MBS –				-
Residential	16,913,787	75,094	(240,797)	16,748,084
Commercial	33,441,384	287,278	(495,844)	33,232,818

	$74,053,099	$822,646	$($794,686)	$74,081,059

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 4 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
U.S. government and agency obligations	$9,543,150	$(456,850)	$2,533,134	$(466,866)	$12,076,284	$(923,716)
Corporate bonds	11,464,282	(680,447)	3,329,054	(420,946)	14,793,336	(1,101,393)
Municipal obligations	7,670,152	(36,250)	2,199,401	(431,328)	9,869,553	(467,578)
MBS – residential	2,008,303	(101,341)	10,809,648	(1,330,520)	12,817,951	(1,431,861)
MBS – commercial	7,383,822	(282,984)	10,774,725	(2,577,829)	18,158,547	(2,860,813)
Total	$38,069,709	$(1,557,872)	$29,645,962	$(5,227,489)	$67,715,671	$(6,785,361)

December 31, 2021
Corporate bonds	$3,710,130	$(39,870)	$—	$—	$3,710,130	$(39,870)
Municipal obligations	3,835,309	(18,175)	—	—	3,835,309	(18,175)
MBS – residential	10,720,544	(141,726)	2,701,345	(99,071)	13,421,889	(240,797)
MBS – commercial	7,898,509	(197,720)	4,653,364	(298,124)	12,551,873	(495,844)
Total	$26,164,492	$(397,491)	$7,354,709	$(397,195)	$33,519,201	$(794,686)

Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. The Bank has 56 securities in a loss position as of December 31, 2022.

At December 31, 2022 and 2021, securities held to maturity with a carrying amount of $5,293,804 and $8,363,997, respectively, were pledged to secure repurchase agreements at the FHLB of New York (see Note 9).

At December 31, 2022 and 2021, securities held to maturity with a carrying value of $4,659,956 and $3,976,629, respectively, were pledged to secure public deposits.

NOTE 5 – LOANS

Loans are summarized as follows at December 31:

	2022	2021
Real estate:
Residential First Mortgage	$466,100,627	$319,968,234
Commercial and Multi-Family Real Estate	162,338,669	175,375,419
Construction	61,825,478	41,384,687
Commercial & Industrial	1,684,189	7,905,524
Consumer:
Home equity and other	29,654,973	27,728,979

Total loans	721,603,936	572,362,843

Allowance for loan losses	(2,578,174)	(2,153,174)
	$719,025,762	$570,209,669

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 5 - LOANS (Continued)

The Bank has granted loans to executive officers and directors of the Bank. At December 31, 2022 and 2021, such loans totaled $1,739,725 and $577,143, respectively.

	2022	2021
Outstanding, January 1,	$577,143	$748,662
New loans	1,317,500	50,000
loan repayments	(154,918)	(221,519)
Outstanding, December 31,	1,739,725	577,143

At December 31, 2022 and December 31, 2021, deferred loan fees were $3,078,612 and $1,249,332 respectively.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are initially recorded at fair value at acquisition, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans acquired in the Gibraltar acquisition totaled $4.2 million at December 31, 2022.

As a qualified Small Business Administration lender, the Bank was automatically authorized to originate loans under the Paycheck Protection Program (“PPP”). During 2020, the Bank received and processed 113 PPP applications totaling approximately $10.5 million. The Bank participated in the second round of PPP loans and during the first half of 2021, the Bank received and processed 54 applications totaling $6.9 million. All outstanding PPP loans are included in the previous loan table under commercial and industrial loans. Since origination, the Bank has processed forgiveness applications for $17.1 million and the outstanding balance at December 31, 2022 was $269,000.

The following table presents the activity in the allowance for loan losses by portfolio segments for the year ending December 31, 2022 and 2021:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for loan losses (credit)	510,060	(153,120)	63,500	(5,440)	10,000	425,000
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,602,534	$615,480	$258,500	$3,960	$97,700	$2,578,174

December 31, 2021
Allowance for loan losses:
Beginning balance	$1,254,174	$841,000	$45,000	$14,000	$87,000	$2,241,174
Provision for loan losses (credit)	(161,700)	(72,400)	150,000	(4,600)	700	(88,000)
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174

The provision fluctuations during the years ended December 31, 2022 and 2021 are due to increases or decreases in loan balances in different loans types and economic conditions including those related to the pandemic.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 5 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2022 and 2021:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33,000	$—	$—	$—	$—	$33,000
Collectively evaluated for impairment	1,569,534	615,480	258,500	3,960	97,700	2,545,174

Total ending allowance balance	$1,602,534	$615,480	$258,500	$3,960	$97,700	$2,578,174

Loans:
Loans individually evaluated for impairment	$819,590	$—	$—	$—	$37,069	$856,659
Loans collectively evaluated for impairment	462,439,940	160,990,186	61,825,478	1,684,189	29,586,787	716,526,580
Loans acquired with deteriorated credit quality	2,841,097	1,348,483	—	—	31,117	4,220,697

Total ending loans balance	$466,100,627	$162,338,669	$61,825,478	$1,684,189	$29,654,973	$721,603,936

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 5 – LOANS (Continued)

Impaired loans as of and for the year ended December 31, 2022 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,199,278	$171,616	$1,300,615	$33,000
Commercial and Multi-Family	488,222	—	488,196	—
Construction	—	—	-	—
Commercial & Industrial	—	—	-	—
Home equity & other consumer	37,069	—	26,298	—
	$1,724,569	$171,616	$1,815,109	$33,000

Impaired loans as of and for the year ended December 31, 2021 were as follows:

	Loans With no related allowance recorded	Loans with a allowance recorded	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,486,469	$174,776	$1,195,600	$35,859
Commercial and Multi-Family	488,003	—	111,676	—
Construction	—	—	—	—
Commercial & Industrial	—	—	—	—
Home equity & other consumer	18,507	—	18,776	—
	$1,992,979	$174,776	$1,326,052	$35,859

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 5 – LOANS (Continued)

Interest income recognized during impairment and cash-basis interest income recognized in both 2022 and 2021 was nominal.

The Bank has not committed to lend additional amounts as of December 31, 2022 and 2021 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as TDRs during 2022 or 2021. There was two TDR and one TDRs in payment default within twelve months following the modification during the years ended December 31, 2022 and 2021, respectively.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of December 31, 2022 and 2021, excluding PCI loans:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2022
Residential first mortgage	$819,590	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	37,069	—

Total	$856,659	$—

December 31, 2021
Residential first mortgage	$846,037	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	18,507	—

Total	$864,544	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2022 and 2021, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
December 31, 2022
Residential first mortgage	$—	$360,849	$279,515	$640,364	$462,619,166	$2,841,097	$466,100,627
Commercial and Multi-Family	—	—	—	—	160,990,186	1,348,483	162,338,669
Construction	—	—	—	—	61,825,478	—	61,825,478
Commercial & Industrial	—	—	—	—	1,684,189	—	1,684,189
Home equity and other consumer	92,977	—	19,122	112,099	29,511,757	31,117	29,654,973

Total	$92,977	$360,849	$298,637	$752,463	$716,630,776	$4,220,697	$721,603,936

December 31, 2021
Residential first mortgage	$—	$312,616	$857,676	$1,170,292	$314,684,371	$4,113,571	$319,968,234
Commercial and Multi-Family	—	—	—	—	173,962,424	1,412,995	175,375,419
Construction	—	—	469,492	469,492	40,915,195	—	41,384,687
Commercial & Industrial	—	—	—	—	7,905,524	—	7,905,524
Home equity and other consumer	27,529	—	—	27,529	27,662,189	39,261	27,728,979

Total	$27,529	$312,616	$1,327,168	$1,667,313	$565,129,703	$5,565,827	$572,362,843

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

December 31, 2022 and 2021

NOTE 5 – LOANS (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Pass	Special Mention	Substandard
December 31, 2022
Residential first mortgage	$465,089,495	$555,965	$455,167
Commercial and Multi-Family	162,338,669	—	—
Construction	61,825,478	—	—
Commercial & Industrial	1,684,189	—	—
Home equity and other consumer	29,617,904	19,122	17,947

Total	$720,555,735	$575,087	$473,114

December 31, 2021
Residential first mortgage	$318,868,440	$383,034	$716,760
Commercial and Multi-Family	174,173,925	—	1,201,494
Construction	41,384,687	—	—
Commercial & Industrial	7,905,524	—	—
Home equity and other consumer	27,710,472	—	18,507

Total	$570,043,048	$383,034	$1,936,761

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

	2022	2021
Land	$2,402,995	$2,402,995
Buildings and improvements	6,834,508	6,750,167
Furniture, fixtures and equipment	3,508,853	3,351,720
	12,746,356	12,504,882
Accumulated depreciation	(4,862,021)	(4,376,903)

	$7,884,335	$8,127,979

Depreciation expense was $485,118 and $416,953 for the years ended December 31, 2022 and 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS

Core deposit intangible carrying amounts were $267,272 for the year ended December 31, 2022. Core deposit accumulated amortization and amortization expense totaled $132,728 and $69,092, respectively, for the year ended December 31, 2022.

Core deposit intangible assets are amortized to their estimated residual values over their expected useful lives, commonly ten years. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2022, was as follows:

2023	$61,157
2024	53,223
2025	45,289
2026	37,355
2027	29,421
Thereafter	40,827
$267,272

NOTE 8 – DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $119,100,000 and $92,878,700 at December 31, 2022 and 2021, respectively.

Officers and directors of the Bank have deposits at the Bank. At December 31, 2022 and 2021, such deposits totaled approximately $2,541,000 and $1,927,000, respectively.

The Bank had $58,600,000 and $52,867,000 of brokered deposits as of December 31, 2022 and 2021, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2022 are as follows:

2023	$291,110,280
2024	188,742,636
2025	7,460,161
2026	4,634,150
2027	621,740
2028	23,735

$492,592,702

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

There were short-term advances as of December 31, 2022 totaling $59,000,000 with a weighted average interest rate of 4.59% that mature within one year. There were short-term advances as of December 31, 2021 totaling $6,000,000 with a weighted average interest rate of 0.48% that mature within one year.

Long-term advances at December 31 were as follows:

	Weighted Average Rate at December 31, 2022	2022	2021
Amortizing:
Maturing in:
2022	—	$—	$3,650,641
2023	0.76%	3,101,059	3,101,059
2024	0.76%	3,124,634	3,124,634
2025	0.73%	2,354,973	2,354,973
2026	0.80%	678,275	678,275

	0.76%	$9,258,941	$12,909,582
Non-repo advances
Maturing in:
2022	—	$—	$32,081,840
2023	2.03%	23,037,169	23,037,169
2024	1.99%	6,019,839	6,019,839
2025	1.52%	5,003,306	5,003,306

	1.85%	$34,060,314	$66,142,154

At December 31, 2022 and 2021, securities held to maturity and available for sale with a carrying amount of $5,269,320 and $8,363,997, respectively, were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans at December 31, 2022 and 2021 amounted to $329,278,068 and $239,039,288, respectively.

The Bank had available additional borrowing potential of $235,221,958 and $160,449,349, with the FHLB as of December 31, 2022 and 2021, respectively. The Bank also had outstanding lines of credit of $51,000,000 with four correspondent banks as of December 31, 2022 and 2021. There were no outstanding balances against these lines as of December 31, 2022 or 2021.

Payments over the next four years are as follows:

2023	$85,138,228
2024	9,144,473
2025	7,358,279
2026	678,275
$102,319,255

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 10 – INCOME TAXES

Income tax expense was as follows:

	2022	2021
Current expense
Federal	$1,407,387	$1,016,179
State	847,337	597,719
	2,254,724	1,613,898
Deferred expense
Federal	240,502	200,147
State	119,319	61,130
	359,821	261,277

	$2,614,545	$1,875,175

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31:

	2022	2021
Expected income tax expense at federal tax rate	$1,993,195	$1,973,002
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect	763,658	520,491
Bank Owned Life Insurance	(145,929)	(301,655)
Bargain purchase gain	-	(409,704)
Merger expenses	-	82,361
Tax exempt interest, net	(33,849)	(12,366)
Other, net	37,470	23,046
	$2,614,545	$1,875,175

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 10 – INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2022	2021
Deferred tax assets:
Allowance for loan losses	$724,725	$605,257
Deferred compensation	945,753	818,588
Directors’ and officers’ retirement plans	-	113,322
ESOP plans	51,766	56,603
Stock equity plans	125,195	75,659
Federal NOL carryforward	378,777	398,701
Depreciation	66,854	42,535
Charitable Foundation Contribution	425,092	552,997
Net unrealized loss on securities available for sale	2,541,461	-
Other	48,186	41,186
	5,307,809	2,704,848
Deferred tax liabilities:
Loan fees/costs	1,108,540	633,792
Directors’ and officers’ retirement plans	21,772	-
Purchase accounting	242,887	182,992
Cash flow hedges	91,094	-
Net unrealized gain on securities available for sale	-	6,709
	1,464,293	823,493
Net deferred tax asset	$3,843,516	$1,881,355

Included in retained earnings at December 31, 2022 and 2021, was approximately $4,609,000 in bad debt reserves for which no deferred income tax liabilities have been recorded. The amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. There were no unrecognized tax benefits at December 31, 2022 or 2021. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2022 or 2021. The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Bank is no longer subject to federal and state examination by taxing authorities for years before 2019 and 2018, respectively.

NOTE 11 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over the service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2022 and December 31, 2021, $473,000 and $158,000 of expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 181,215 non-vested restricted shares outstanding at December 31, 2022 was approximately $1.9 million over a weighted average period of 3.85 years.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 11 – STOCK BASED COMPENSATION (Continued)

The following is a summary of the Company's restricted stock activity during the twelve months ended December 31, 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	226,519	$10.45
Granted	-	-
Vested	45,304	10.45
Forfeited	-	-
Outstanding, December 31, 2022	181,215	$10.45

On September 2, 2022, options to purchase 526,119 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2022 and December 31, 2021, approximately $459,000 and $153,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 526,119 non-vested options outstanding at December 31, 2022 was $1.8 million over the weighted average remaining vesting period of 3.85 years.

The following is a summary of the Company's option activity during the twelve months ended December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	526,119	$10.45	6.5	$384,067
Granted	-
Forfeited	-
Outstanding, December 31, 2022	526,119	10.45	6.5	384,067
Options exercisable at December 31, 2022	104,724			$76,449

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITES

The Company uses derivative financial instruments principally to manage interest rate risk. Certain derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

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

Interest Rate Swaps. At December 31, 2022, the Company had one interest rate swap with a notional amount of $10.0 million hedging certain FHLB advances. This interest rate swap meets the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2021, the Company had no interest rate swaps. At both December 31, 2022 and December 31, 2021, the Company had no interest rate swaps in place with commercial banking customers.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 12 – DERIVATIVES AND HEDGING ACTIVITES (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2022:

	December 31, 2022
	Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value
Interest rate swaps	Other Assets	$324,062
Total derivative instruments		$324,062

For the twelve months ended December 31, 2022, changes in fair value of $324,000 were recorded in other comprehensive income, net of tax, for changes in fair value of interest rate swaps with third parties. At December 31, 2022, accrued interest was $2,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

NOTE 13 – BENEFIT PLANS

401(k) Plan: The Bank has a 401(k) retirement plan covering substantially all employees. The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary. In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions. Bank contributions to the plan for the years ended December 31, 2022 and 2021 were $384,000 and $383,000, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 13 – BENEFIT PLANS (Continued)

Directors’ Retirement Plan: The Bank has an unfunded, non-qualified pension plan (the “Plan”) to provide post-retirement benefits to each non-employee director of the Bank. The Monthly Retirement Benefit is 100% of a director's average annual retainer paid over a three-year period (not necessarily consecutive) during which the highest annual retainer was received and payable for the same number of months the director served on the Board, up to a period of 120 months.

The measurement dates used in the Plan valuations were December 31 for plan years 2022 and 2021, respectively. The following table sets forth the Plan’s funded status at December 31, 2022 and 2021:

	2022	2021
Projected benefit obligation - beginning	$2,430,095	$2,286,321
Service cost	136,145	194,326
Interest cost	69,830	53,705
Actuarial (gain) loss	(154,613)	(7,680)
Annuity payments	(163,121)	(96,577)
Projected benefit obligation – ending	2,318,336	2,430,095

Changes in Plan assets
Employer contributions	163,121	96,577
Annuity payments	(163,121)	(96,577)

Funded status and accrued pension cost included in other liabilities	$2,318,336	$2,430,095

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2022	2021
Net actuarial loss	$(65,412)	$114,024
Prior service cost	82,538	188,537

	$17,126	$302,561

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2022	2021
Service cost	$136,145	$194,326
Interest cost	69,830	53,705
Amortization of unrecognized past service liability	130,821	128,126
Net periodic benefit cost	336,796	376,157

Net loss (gain)	(154,613)	(7,680)
Amortization of prior service cost	(130,821)	(128,126)
Total recognized in other comprehensive income	(285,434)	(135,806)

Total recognized in net periodic benefit cost and other comprehensive loss	$51,362	$240,351

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2022	2021
Discount rate	5.00%	2.90%

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 13 – BENEFIT PLANS (Continued)

Weighted-average assumptions used to determine net periodic pension cost:

	2022	2021
Discount rate	5.00%	2.90%
Amortization period	8.5 years	5.8 years

At December 31, 2022, Plan-related amounts totaling $17,126 (unrecognized past service liability of $82,538 less unrecognized actuarial gain of $65,412 have been recorded, net of $4,813 in deferred income tax, in accumulated other comprehensive loss. For the year ended December 31, 2023, $2,567 of the unrecognized past service liability is expected to be included in net periodic plan cost.

At December 31, 2021, Plan-related amounts totaling $302,561 (unrecognized past service liability of $188,537 plus unrecognized actuarial loss of $114,024 have been recorded, net of $85,048 in deferred income tax, in accumulated other comprehensive loss. For the year ended December 31, 2022, $130,821 of the unrecognized past service liability is expected to be included in net periodic plan cost.

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

For the year ended December 31, 2023, the Bank expects to contribute $191,992 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2023	$191,992
2024	200,168
2025	290,104
2026	258,463
2027	235,862
2028 - 2029	471,725

Employee Stock Ownership Plan (“ESOP”): Effective upon the consummation of the Bank's reorganization in January 2020, an ESOP was established for all eligible employees. The ESOP used $6.0 million in proceeds from a twenty-year term loan obtained from the Company to purchase 515,775 shares of Company common stock. The term loan principal is payable in installments through January 2039. Interest on the term loan is floating rate which, was 4.75% as of December 31, 2022.

Each year, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2022 and 2021 was $280,792 and $258,247, respectively.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 13 – BENEFIT PLANS (Continued)

The ESOP shares were as follows:

	2022	2021
Allocated shares	79,280	52,536
Unearned shares	436,495	463,239
Total ESOP shares	515,775	515,775
Fair value of unearned ESOP shares	$4,880,014	$4,715,773

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

As of December 31, 2022, the accrued SERP obligation was $968,692. The expense was $278,714 during 2022. At December 31, 2022, the amount recognized in accumulated other comprehensive gain was $79,972. As of December 31, 2021, the accrued SERP obligation was $885,136. The expense was $199,044 during 2021. At December 31, 2021, the amount recognized in accumulated other comprehensive loss was $100,583.

NOTE 14 – REGULATORY CAPITAL MATTERS

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

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), are eligible to opt into a community bank leverage ratio (“CBLR”) framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 14 – REGULATORY CAPITAL MATTERS (Continued)

in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the PCA statutes.

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

The Bank excludes accumulated OCI components from Tier 1 and Total regulatory capital.

The Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2022 and 2021 are presented in the tables below.

	Actual Capital		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2022
Tier 1 capital to average assets:
Bank	129,264	13.44	71,193	8.0

2021
Tier 1 capital to average assets:
Bank	121,233	14.55	67,006	8.0

Note 15 – Commitments and Contingencies

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

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31, 2022 and 2021 was as follows:

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 15 – Commitments and Contingencies (Continued)

	2022	2021
Fixed Rate
Residential mortgage loans	$650,000	$2,986,250
Commercial real estate	—	—
Commercial & Industrial	500,000	—
Home equity line of credit	85,000	170,000
	$1,235,000	$3,156,250

Variable Rate
Residential mortgage loans	$1,822,807	$—
Construction loans	32,935,531	44,683,133
Home equity loans	510,000	1,060,000
Commercial real estate	-	1,400,000

	$35,268,338	$47,143,133

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 6.25% to 7.50% and maturities ranging from 10 years to 30 years.

At December 31, 2022 and 2021, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $48,776,452 and $48,028,579, respectively. At December 31, 2022 and 2021, undisbursed funds from approved lines of credit under a business line of credit program amounted to $8,183,350 and $7,938,797, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $169,540 and $152,725 for 2022 and 2021, respectively.

NOTE 16 – FAIR VALUE

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

NOTE 16 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Securities available for sale:
U.S. treasury bills	$4,927,608	$4,927,608	$—	$—
U.S. government and agency obligations	5,465,154	—	5,465,154	—
Corporate bonds	15,506,047	—	15,506,047	—
MBS – residential	39,649,045	—	39,649,045	—
MBS – commercial	19,552,724	—	19,552,724	—
Cash flow hedge	324,062		324,062
	$85,424,640	$4,927,608	$80,497,032	$—

December 31, 2021
Securities available for sale:
U.S. government and agency obligations	$2,981,730	$—	$2,981,730	$—
Corporate bonds	7,397,618	—	7,397,618	—
MBS – residential	21,760,245	—	21,760,245	—
MBS – commercial	9,699,205	—	9,699,205	—
	$41,838,798	$—	$41,838,798	$—

No assets were measured at fair value on a non-recurring basis at December 31, 2022 and 2021.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 16 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2022 and December 31, 2021 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2022
Financial instruments -assets
Investment securities held-to- maturity	$77,427	$70,700	$—	$70,700	$—
Loans	719,026	658,250	—	—	658,250
Financial instruments - liabilities
Certificates of deposit	492,593	491,638	—	491,638	—
Borrowings	102,319	98,885	—	98,885	—

December 31, 2021
Financial instruments -- assets
Investment securities held-to- maturity	$74,053	$74,081	$—	$74,081	$—
Loans	571,363	569,845	—	—	569,845
Financial instruments - liabilities
Certificates of deposit	366,396	365,452	—	365,452	—
Borrowings	85,052	86,657	—	86,657	—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows:

	Year ended December 31, 2022
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total
Beginning balance	$17,158	$—	$(289,814)	$(272,656)
Other comprehensive (loss) income before reclassification	(6,516,824)	232,969	179,142	(6,104,713)
Amounts reclassified from other comprehensive (loss) income	-	-	166,356	166,356
Net current period other comprehensive (loss) income	(6,516,824)	232,969	345,498	(5,938,357)
Ending balance	$(6,499,666)	$232,969	$55,684	$(6,211,013)

Details about other comprehensive accumulated loss components	Year ended December 31, 2022	Year ended December 31, 2021
Realized gains on sales of securities
	$—	$—
	—	—
	$—	$—
Amortization of estimated defined benefit pension plan losses
	$231,403	$174,609	other expense
	(65,047)	(49,083)	provision for income taxes
	$166,356	$125,526
Total reclassifications for the period	$166,356	$125,526

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

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Additionally, no directors or officers of Bogota Financial Corp failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during 2022.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	752,638	$10.45	—
Equity compensation plan not approved by security holders	-		149,968
Total	752,638		149,968

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

3.2

Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), initially filed with the Securities and Exchange Commission on February 23, 2023)

4.1

Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

4.6

Description of Bogota Financial Corp.’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on March 30, 2020)

10.1

Employment Agreement between Bogota Savings Bank and Joseph Coccaro (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020) †

10.2

Change in Control Agreement between Bogota Savings Bank and Brian McCourt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020)†

10.3

Change in Control Agreement between Bogota Savings Bank and Kevin Pace (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on January 15, 2020)†

10.4

Bogota Savings Bank Director’s Retirement Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

10.5

Bogota Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

10.6

Form of Bogota Savings Bank Executive Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended) †

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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

BOGOTA FINANCIAL CORP.

Date: March 24, 2023	By:	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph Coccaro	President, Chief Executive Officer and Director	March 24, 2023
Joseph Coccaro	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 24, 2023
Brian McCourt	(Principal Financial Officer)

/s/ Steven M. Goldberg	Chairman of the Board	March 24, 2023
Steven M. Goldberg

/s/ William Hanson	Director	March 24, 2023
William Hanson

/s/ John Masterson	Director	March 24, 2023
John Masterson

/s/ John G. Reiner	Director	March 24, 2023
John G. Reiner