Form 10-Q
period 2023-03-31
Bogota Financial Corp.
filed 2023-05-12
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 13,502,757 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$11,423,093	$8,160,028
Interest-bearing deposits in other banks	13,079,185	8,680,889
Cash and cash equivalents	24,502,278	16,840,917
Securities available for sale	82,051,189	85,100,578
Securities held to maturity (fair value of $71,201,953 and $70,699,651,respectively)	78,207,206	77,427,309
Loans, net of allowance of $2,860,949 and $2,578,174, respectively	711,890,347	719,025,762
Premises and equipment, net	7,852,299	7,884,335
Federal Home Loan Bank (FHLB) stock and other restricted securities	5,918,600	5,490,900
Accrued interest receivable	3,777,228	3,966,651
Core deposit intangibles	251,240	267,272
Bank-owned life insurance	30,392,377	30,206,325
Other assets	5,447,449	4,888,954
Total Assets	$950,290,213	$951,099,003
Liabilities and Equity
Non-interest bearing deposits	$38,107,101	$38,653,349
Interest bearing deposits	652,604,123	662,758,100
Total deposits	690,711,224	701,411,449
FHLB advances-short term	36,500,000	59,000,000
FHLB advances-long term	75,531,931	43,319,254
Advance payments by borrowers for taxes and insurance	3,499,731	3,174,661
Other liabilities	4,961,068	4,534,516
Total liabilities	811,203,954	811,439,880

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,572,356 issued and outstanding at March 31, 2023 and 13,699,016 at December 31, 2022	135,723	136,989
Additional paid-in capital	57,928,185	59,099,476
Retained earnings	92,527,240	91,756,673
Unearned ESOP shares (429,900 shares at March 31, 2023 and 436,945 shares at December 31, 2022)	(5,047,701)	(5,123,002)
Accumulated other comprehensive loss	(6,457,188)	(6,211,013)
Total stockholders’ equity	139,086,259	139,659,123
Total liabilities and stockholders’ equity	$950,290,213	$951,099,003

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income
Loans, including fees	$7,699,438	$5,537,080
Securities
Taxable	1,051,260	637,121
Tax-exempt	44,902	20,996
Other interest-earning assets	221,589	83,813
Total interest income	9,017,189	6,279,010
Interest expense
Deposits	3,714,997	826,184
FHLB advances	777,354	329,833
Total interest expense	4,492,351	1,156,017
Net interest income	4,524,838	5,122,993
Provision for credit losses	—	—
Net interest income after provision for credit losses	4,524,838	5,122,993
Non-interest income
Fees and service charges	52,152	39,318
Gain on sale of loans	13,225	87,130
Bank-owned life insurance	186,053	155,993
Other	31,849	61,982
Total non-interest income	283,279	344,423
Non-interest expense
Salaries and employee benefits	2,162,369	2,063,347
Occupancy and equipment	382,787	344,429
FDIC insurance assessment	60,000	54,000
Data processing	277,097	278,347
Advertising	147,300	121,145
Director fees	159,337	214,791
Professional fees	149,250	144,263
Other	179,208	320,953
Total non-interest expense	3,517,348	3,541,275
Income before income taxes	1,290,769	1,926,141
Income tax expense	298,062	525,244
Net income	$992,707	$1,400,897
Earnings per Share - basic	$0.08	$0.10
Earnings per Share - diluted	$0.08	$0.10
Weighted average shares outstanding - basic	13,013,492	13,858,884
Weighted average shares outstanding - diluted	13,055,533	13,878,304

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$992,707	$1,400,897
Other comprehensive (loss):
Net unrealized loss on securities available for sale	(158,702)	(3,338,417)
Tax effect	44,610	938,429
Net of tax	(114,092)	(2,399,988)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	(23,016)	57,850
Tax effect	6,470	(16,261)
Net of tax	(16,546)	41,589
Derivatives, net of tax:
Unrealized loss on swap contracts accounted for as cash flow hedges	(160,713)	—
Tax effect	45,176	—
Net of tax	(115,537)	—
Total other comprehensive loss	(246,175)	(2,358,399)
Comprehensive income (loss)	$746,532	$(957,502)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Total stockholders' Equity
Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(5,424,206)	$(272,656)	$147,576,211
Net income	—	—	—	1,400,897	—	—	1,400,897
Other comprehensive income	—	—	—	—	—	(2,358,399)	(2,358,399)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(180,501)	(1,805)	(1,890,310)	—	—	—	(1,892,115)
ESOP Shares released (25,789 shares)	—	—	(9,156)	—	75,301	—	66,145
Balance March 31, 2022	14,425,308	$144,252	$66,580,931	$86,280,709	$(5,348,905)	$(2,631,055)	$145,025,932

Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	$139,659,123
Adoption of ASU 326 credit losses	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	992,707	—	—	992,707
Other comprehensive loss	—	—	—	—	—	(246,175)	(246,175)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(126,660)	(1,266)	(1,401,568)	—	—	—	(1,402,834)
ESOP shares released (25,789 shares)	—	—	(2,916)	—	75,301	—	72,385
Balance March 31, 2023	13,572,356	$135,723	$57,928,185	$92,527,240	$(5,047,701)	$(6,457,188)	$139,086,259

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$992,707	$1,400,897
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	(29,410)	(36,955)
Provision for credit losses	—	—
Depreciation of premises and equipment	125,591	115,751
Amortization (accretion) of deferred loan (fees) costs, net	96,560	(50,202)
Amortization of premiums and accretion of discounts on securities, net	6,893	21,590
Deferred income tax expense	—	—
Gain on sale of loans	(13,225)	(87,130)
Proceeds from sale of loans	649,225	4,402,073
Origination of loans held for sale	(636,000)	—
Increase in cash surrender value of bank owned life insurance	(186,052)	(143,296)
Employee stock ownership plan expense	72,385	66,146
Stock based compensation	233,193	233,193
Changes in:
Accrued interest receivable	189,423	(57,827)
Net changes in other assets	(536,090)	1,887,663
Net changes in other liabilities	251,534	455,797
Net cash provided by operating activities	1,216,734	8,207,700
Cash flows from investing activities
Purchases of securities held to maturity	(1,000,000)	(11,395,678)
Purchases of securities available for sale	—	(54,117,158)
Maturities, calls, and repayments of securities available for sale	2,883,794	1,004,209
Maturities, calls, and repayments of securities held to maturity	220,103	4,134,147
Net decrease in loans	6,898,525	2,216,500
Purchases of premises and equipment	(93,555)	(48,681)
Purchase of FHLB stock	(2,024,300)	—
Redemption of FHLB stock	1,596,600	336,600
Net cash provided by (used in) investing activities	8,481,167	(57,870,061)

Cash flows from financing activities
Net (decrease) increase in deposits	(10,685,712)	22,491,367
Net decrease in short-term FHLB advances	(22,500,000)	(6,000,000)
Proceeds from long-term FHLB non-repo advances	36,000,000	—
Repayments of long-term FHLB non-repo advances	(3,773,064)	(1,027,300)
Repurchase of common stock	(1,402,834)	(1,892,115)
Net increase in advance payments from borrowers for taxes and insurance	325,070	75,878
Net cash (used in) provided by financing activities	(2,036,540)	13,647,830
Net (decrease) increase in cash and cash equivalents	7,661,361	(36,014,531)
Cash and cash equivalents at beginning of year	16,840,917	105,068,785
Cash and cash equivalents at March 31	$24,502,278	$69,054,254
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	$4,359,274	$1,164,604

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at March 31, 2023 and December 31, 2022.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three month periods ended March 31, 2023 and March 31, 2022, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with weighted average exercise prices in excess of the weighted average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Numerator
Net income	$992,707	$1,400,897
Denominator:
Weighted average shares outstanding - basic	13,013,492	13,858,884
Effect of stock options	42,041	19,420
Weighted average shares outstanding - diluted	13,055,533	13,878,304
Earnings per common share:
Basic	$0.08	$0.10
Diluted	0.08	0.10

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Bogota Financial Corp. at and for the year ended December 31, 2022.

Allowance for Credit Losses - Loans and Leases: The current expected credit loss (“CECL”) approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaces the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. The Company considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses (“ACL”). The Company has designated six portfolio segments of residential loans, commercial, multi-family, construction, commercial and industrial and consumer. These portfolio segments are further disaggregated into classes, which represent loans and leases of similar type, risk characteristics, and methods for monitoring and assessing credit risk.

The Company has minimal history of credit losses and therefore will use the Weighted Average Remaining Maturity (WARM) method for all segments and rely on the use of qualitative factors to determine future credit losses.

The Company also considers qualitative adjustments to the quantitative baseline. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

lending staff, trends in delinquencies, and the level of criticized loans.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company also incorporates a one-year reasonable and supportable (“R&S”) loss forecast period to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs a quarterly asset quality review, which includes a review of forecasted gross charge-offs and recoveries, non-performing assets, criticized loans and leases, and risk rating migration. The asset quality review is reviewed by management and the results are used to consider a qualitative overlay to the quantitative baseline. After the one-year R&S loss forecast period, this overlay adjustment assumes an immediate reversion to historical loss rates for the remaining loan life period.

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach discussed above for the quantitative baseline, and include non-accrual loans, and other loans as deemed appropriate by management.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate including: residential properties; commercial properties, such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserves.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update was effective for SEC filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has no history of credit losses and therefore will use the Remaining Life (WARM) method and rely on the use of qualitative factors to determine future credit losses. Upon adoption of the CECL method of calculating the allowance for credit losses on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $222,000, an increase to the allowance for credit losses of $157,000, an increase in the reserve for unfunded liabilities of $152,000 and $0 related to available-for-sale securities. See note 4 for additional information. The below table includes $125,775 of credit losses on PCI loans that have been added to Allowance for credit losses as per the adoption of ASU 326.

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $125,775 of the allowance for credit losses (ACL).

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

The effect of the adoption of ASC 326 on the allowance for credit losses by portfolio segment was:

	Pre Adoption	The effect of adoption	Post Adoption
Real estate:	(unaudited)
Residential First Mortgage	$466,100,627	$29,589,213	$495,689,840
Commercial and Multi-Family Real Estate	162,338,669	(162,338,669)	—
Commercial Real Estate	—	96,030,721	96,030,721
Multi-Family Real Estate	—	66,400,713	66,400,713
Construction	61,825,478	—	61,825,478
Commercial and Industrial	1,684,189	—	1,684,189
Consumer:
Home Equity and Other Consumer	29,654,973	(29,654,973)	—
Consumer	—	98,770	98,770
Total loans	721,603,936	125,775	721,729,711
Allowance for credit losses	(2,578,174)	(282,775)	(2,860,949)
Net loans	$719,025,762	$(157,000)	$718,868,762

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Pre Adoption	The effect of adoption	Post Adoption
Assets	(unaudited)
ACL on loans
Residential First Mortgage	$1,602,534	$211,669	$1,814,203
Commercial and Multi-Family Real Estate	615,480	(615,480)	—
Commercial Real Estate	—	522,977	522,977
Multi-Family Real Estate	—	259,769	259,769
Construction	258,500	1,500	260,000
Commercial and Industrial	3,960	40	4,000
Home Equity and Other Consumer	97,700	(97,700)	—

Liabilities
ACL for unfunded commitments	—	152,000	152,000
Total	$2,578,174	$434,775	$3,012,949

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at March 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
U.S treasury bills less than one year	$4,994,975	$—	$(11,211)	4,983,764
U.S. government and agency obligations
One through five years	6,000,000	—	(499,068)	5,500,932
Corporate bonds due in:
Less than one year	3,009,923	—	(21,454)	2,988,469
One through five years	11,199,122	—	(469,648)	10,729,474
Five through ten years	1,000,000	—	(81,130)	918,870
MBSs – residential	44,047,282	4,458	(5,754,573)	38,297,167
MBSs – commercial	20,999,717	—	(2,367,204)	18,632,513
Total	$91,251,019	$4,458	$(9,204,288)	$82,051,189

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. treasury bills	$4,971,310	$—	$(43,702)	$4,927,608
U.S. government and agency obligations
One through five years	6,000,000	—	(534,846)	5,465,154
Corporate bonds due in:
Less than one year	3,022,044	—	(37,230)	2,984,814
One through five years	12,182,364	554	(585,085)	11,597,833
Five through ten years	1,000,000	—	(76,600)	923,400
MBSs – residential	44,879,199	2,146	(5,232,300)	39,649,045
MBSs – commercial	22,086,788	—	(2,534,064)	19,552,724
Total	$94,141,705	$2,700	$(9,043,827)	$85,100,578

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the three months ended March 31, 2023 or March 31, 2022.

The age of unrealized losses and the fair value of related securities as of March 31, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S treasury bills	$—	$—	$4,983,764	$(11,211)	$4,983,764	$(11,211)
U.S. government and agency obligations	—	—	5,500,932	(499,068)	5,500,932	(499,068)
Corporate bonds	—	—	14,636,812	(572,232)	14,636,812	(572,232)
MBSs – residential	3,390,067	(177,215)	34,373,999	(5,577,358)	37,764,066	(5,754,573)
MBSs – commercial	4,188,975	(149,428)	14,443,537	(2,217,776)	18,632,512	(2,367,204)
Total	$7,579,042	$(326,643)	$73,939,044	$(8,877,645)	$81,518,086	$(9,204,288)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S treasury bills	$4,927,608	$(43,702)	$—	$—	$4,927,608	$(43,702)
U.S. government and agency obligations	2,758,248	(241,752)	2,706,906	(293,094)	5,465,154	(534,846)
Corporate bonds	11,859,089	(392,367)	2,647,402	(306,548)	14,506,491	(698,915)
MBSs – residential	16,474,573	(1,557,718)	22,801,879	(3,674,582)	39,276,452	(5,232,300)
MBSs – commercial	9,449,159	(857,122)	10,103,565	(1,676,942)	19,552,724	(2,534,064)
Total	$45,468,677	$(3,092,661)	$38,259,752	$(5,951,166)	$83,728,429	$(9,043,827)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At March 31, 2023, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at March 31, 2023. At December 31, 2022 the Bank does not consider these securities to be other-than-temporary impaired. At March 31, 2023 and December 31, 2022, securities available for sale with a carrying value of $123,808 and $126,662 were pledged to secure public deposits. There were 50 securities in a loss position at March 31, 2023.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at March 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2023
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(428,570)	$9,571,430
Five through ten years	3,000,000	—	(388,377)	2,611,623
Corporate bonds due in:
One through five years	2,447,722	—	(57,009)	2,390,713
Five through ten years	17,277,373	—	(1,511,930)	15,765,443
Municipal obligations due in:
Less than one year	7,700,335	—	(6,787)	7,693,548
One through five years	902,310	—	(72,825)	829,485
Five through ten years	375,000	1,961	—	376,961
Greater than ten years	1,727,132	—	(309,700)	1,417,432
MBSs:
Residential	13,991,428	840	(1,530,638)	12,461,630
Commercial	20,785,906	—	(2,702,218)	18,083,688
Total	$78,207,206	$2,801	$(7,008,054)	$71,201,953

Effective January 1, 2023, the company adopted the provision of ASC 326, which requires management to complete an evaluation of the HTM securities portfolio to identify whether any allowance for credit losses is required. Management completed an evaluation as of the adoption date and determined the allowance for credit losses on the HTM portfolio was not significant. This determination was based on financial review of securities and ratings of each security.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(456,850)	$9,543,150
Five through ten years	3,000,000	—	(466,866)	2,533,134
Corporate bonds due in:
One through five years	2,444,729	1,269	(55,836)	2,390,162
Five through ten years	15,825,262	54,738	(1,045,557)	14,834,443
Municipal obligations due in:
Less than one year	7,706,402	—	(36,250)	7,670,152
One through five years	902,545	—	(84,742)	817,803
Five through ten years	375,000	1,286	—	376,286
Greater than ten years	1,728,184	—	(346,586)	1,381,598
MBSs:
Residential	14,425,827	410	(1,431,861)	12,994,376
Commercial	21,019,360	—	(2,860,813)	18,158,547
Total	$77,427,309	$57,703	$(6,785,361)	$70,699,651

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2023
U.S. government and agency obligations	$—	$—	$12,183,053	$(816,947)	$12,183,053	$(816,947)
Corporate bonds	13,871,194	(1,103,901)	4,284,963	(465,038)	18,156,157	(1,568,939)
Municipal bonds	7,693,548	(6,787)	2,246,917	(382,525)	7,693,548	(389,312)
MBSs – residential	932,470	(27,773)	11,366,555	(1,502,865)	12,299,025	(1,530,638)
MBSs – commercial	—	—	18,083,688	(2,702,218)	18,083,688	(2,702,218)
Total	$22,497,212	$(1,138,461)	$48,165,176	$(5,869,593)	$68,415,471	$(7,008,054)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
U.S. government and agency obligations	$9,543,150	$(456,850)	$2,533,134	$(466,866)	$12,076,284	$(923,716)
Corporate bonds	11,464,282	(680,447)	3,329,054	(420,946)	14,793,336	(1,101,393)
Municipal bonds	7,670,152	(36,250)	2,199,401	(431,328)	9,869,553	(467,578)
MBSs – residential	2,008,303	(101,341)	10,809,648	(1,330,520)	12,817,951	(1,431,861)
MBSs – commercial	7,383,822	(282,984)	10,774,725	(2,577,829)	18,158,547	(2,860,813)
Total	$38,069,709	$(1,557,872)	$29,645,962	$(5,227,489)	$67,715,671	$(6,785,361)

No allowance for credit losses on the securities above have been recorded because the issuers of the securities are of high credit quality and the decline in fair value was due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At March 31, 2023 and December 31, 2022, securities held to maturity with a carrying amount of $5,147,814 and $5,293,804, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 58 securities in a loss position at March 31, 2023. At December 31, 2022 the Bank does not consider these securities to be other-than-temporary impaired. At March 31, 2023 and December 31, 2022, securities held to maturity with a carrying value of $5,311,643 and $5,293,804, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS

In conjunction with the adoption of ASC 326, the Company made certain loan portfolio segment reclassifications to conform to the new allowance for credit losses methodology. Loans and these related reclassifications, are summarized as follows at March 31, 2023 and December 31, 2022:

		Post Adoption		Pre Adoption
	March 31, 2023	December 31, 2022	The effect of adoption	December 31, 2022
Real estate:	(unaudited)
Residential First Mortgage	$489,079,665	$495,689,840	$29,589,213	$466,100,627
Commercial and Multi-Family Real Estate	—	—	(162,338,669)	162,338,669
Commercial Real Estate	95,343,455	96,030,721	96,030,721	—
Multi-Family Real Estate	71,414,226	66,400,713	66,400,713	—
Construction	57,379,095	61,825,478	—	61,825,478
Commercial and Industrial	1,523,380	1,684,189	—	1,684,189
Consumer:
Home Equity and Other Consumer	—	—	(29,654,973)	29,654,973
Consumer	11,475	98,770	98,770	—
Total loans	714,751,296	721,729,711	125,775	721,603,936
Allowance for credit losses	(2,860,949)	(2,860,949)	(282,775)	(2,578,174)
Net loans	$711,890,347	$718,868,762	$(157,000)	$719,025,762

The Bank has granted loans to officers and directors of the Bank. At March 31, 2023 and December 31, 2022, such loans totaled $1,756,594 and $577,143, respectively. At March 31, 2023 and December 31, 2022, deferred loan fees were $2,894,450 and $1,249,233, respectively.

	Residential First Mortgage	Commercial Real Estate	Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months March 31, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for recovery of credit losses (credit)	198,444	(99,975)	18,231	(19,000)	—	(97,700)	—
Loans charged off	—	—		—	—	—	—
Recoveries	—	—		—	—	—	—
Total ending allowance balance	$1,914,947	$423,000	$278,000	$195,240	$4,000	$—	$2,860,949

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
March 31, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for loan losses (credit)	(17,400)	11,400	13,000	(100)	(6,900)	—
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,075,074	$780,000	$208,000	$9,300	$80,800	$2,153,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2022:

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other consumer	Total
December 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33,000	$—	$—	$—	$—	$33,000
Collectively evaluated for impairment	1,569,534	615,480	258,500	3,960	97,700	2,545,174
Total ending allowance balance	$1,602,534	$615,480	$258,500	$3,960	$97,700	$2,578,174
Loans:
Loans individually evaluated for impairment	$819,590	$—	$—	$—	$37,069	$856,659
Loans collectively evaluated for impairment	462,439,940	160,990,186	61,825,478	1,684,189	29,586,787	716,526,580
Loans acquired with deteriorated credit quality	2,841,097	1,348,483	—	—	31,117	4,220,697
Total ending loan balance	$466,100,627	$162,338,669	$61,825,478	$1,684,189	$29,654,973	$721,603,936

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans as of the three months ended December 31, 2022 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Average of individually Impaired loans	Amount of allowance for loan losses allocated
Residential First Mortgage	$1,199,278	$171,616	$1,300,615	$33,000
Commercial and Multi-Family Real Estate	488,222	—	488,196	—
Construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Home Equity and Other Consumer	37,069	—	26,298	—
	$1,724,569	$171,616	$1,815,109	$33,000

Collateral - dependent loans individually evaluated with the Allowance for Credit Losses by collateral type were as follows at March 31, 2023:

Portfolio segment	Real estate	Other
Residential First Mortgage	$—	$—
Commercial Real Estate	—	—
Multi-Family Real Estate	—	—
Construction	10,922,520	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$10,922,520	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Interest income recognized on impaired loans for the three months ended March 31, 2022 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class of loans as of December 31, 2022:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2022
Residential First Mortgage	$819,590	$—
Home Equity and Other Consumer	37,069	—
Total	$856,659	$—

No nonaccrual loans have specific reserves as of March 31, 2023 and the Bank had no other real estate owned at either March 31, 2023 or December 31, 2022.

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
March 31, 2023
Residential First Mortgage	$819,590	$1,497,898	$1,497,898	$—	$—
Commercial Real Estate		$487,755	$487,755
Construction	—	10,922,520	10,922,520	—	$—
Consumer	37,069	10,922,520	10,922,520	—	$—
Total	$856,659	$23,830,693	$23,830,693	$—	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2023
Residential First Mortgage	$—	$1,117,150	$783,376	$1,900,526	$487,179,139	$489,079,665
Commercial Real Estate	—	—	455,293	455,293	94,888,162	95,343,455
Multi-Family Real Estate	—	—	—	—	71,414,226	71,414,226
Construction	—	—	10,893,713	10,893,713	46,485,382	57,379,095
Commercial and Industrial	—	—	—	—	1,523,380	1,523,380
Consumer	—	—	—	—	11,475	11,475
Total	$—	$1,117,150	$12,132,382	$13,249,532	$701,501,764	$714,751,296

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
December 31, 2022
Residential First Mortgage	$—	$360,849	$279,515	$640,364	$462,619,166	$2,841,097	$466,100,627
Commercial and Multi-Family Real Estate	—	—	—	—	160,990,186	1,348,483	162,338,669
Construction	—	—	—	—	61,825,478	—	61,825,478
Commercial and Industrial	—	—	—	—	1,684,189	—	1,684,189
Home Equity and Other Consumer	92,977	—	19,122	112,099	29,511,757	31,117	29,654,973
Total	$92,977	$360,849	$298,637	$752,463	$716,630,776	$4,220,697	$721,603,936

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Term Loans by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	1,356,565	116,300,705	40,276,075	29,878,332	28,409,680	129,243,964	141,925,437	$487,390,758
Special Mention	—	—	—	191,009	171,616	455,299	112,099	930,023
Substandard	—	—	—	—	—	469,749	289,135	758,884
Doubtful	—	—	—	—	—	—	—	—
Total	1,356,565	116,300,705	40,276,075	30,069,341	28,581,296	130,169,012	142,326,671	489,079,665
Gross chargeoffs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	3,116,904	—	6,634,424	5,605,765	12,726,031	66,772,576	94,855,700
Special Mention	—	—	—	—	—	—	487,755	487,755
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	3,116,904	—	6,634,424	5,605,765	12,726,031	67,260,331	95,343,455
Gross chargeoffs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	2,435,157	—	1,202,368	—	2,177,677	65,599,024	71,414,226
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	2,435,157	—	1,202,368	—	2,177,677	65,599,024	71,414,226
Gross chargeoffs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	46,456,575	46,456,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,922,520	10,922,520
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	57,379,095	57,379,095
Gross chargeoffs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	—	—	259,355	767,024	348,985	6,494	141,522	1,523,380
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	259,355	767,024	348,985	6,494	141,522	1,523,380
Gross chargeoffs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	11,475	11,475
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	11,475	11,475
Total loans	$1,356,565	$121,852,766	$40,535,430	$38,673,157	$34,536,046	$145,079,214	$332,718,118	$714,751,296

	Pass	Special Mention	Substandard	Totals
December 31, 2022
Residential First Mortgage	$465,089,495	$555,965	$455,167	$466,100,627
Commercial and Multi-Family Real Estate	162,338,669	—	—	162,338,669
Construction	61,825,478	—	—	61,825,478
Commercial and Industrial	1,684,189	—	—	1,684,189
Home Equity and Other Consumer	29,617,904	19,122	17,947	29,654,973
Total	$720,555,735	$575,087	$473,114	$721,603,936

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There have been no loan modifications for the three month period ended March 31, 2023.

NOTE 5 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. Grants of restricted common stock were issued from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three months ended March 31, 2023 and March 31, 2022, approximately $118,000 and $118,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 181,215 non-vested restricted shares outstanding at March 31, 2023 was approximately $1.8 million over a period of four years.

The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2023:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2023	181,215	$10.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2023	181,215	$10.45

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – STOCK BASED COMPENSATION (Continued)

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended March 31, 2023 and March 31, 2022, approximately $115,000 and $115,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 418,895 non-vested options outstanding at March 31, 2023 was $1.7 million over the vesting period of four years.

The following is a summary of the Company's option activity during the three months ended March 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	523,619	$10.45	6.5	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding, March 31, 2023	523,619	$10.45	5.9	$—
Options exercisable at March 31, 2022	104,724			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended March 31, 2023 and 2022, $72,000 and $66,000 was incurred as expense for the plan, respectively. As of March 31, 2023, 72,539 shares have been allocated and 429,900 shares are unallocated with a fair value of $4.3 million.

Note 7 – DERIVATIVES AND HEDGING ACTIVITES

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – DERIVATIVES AND HEDGING ACTIVITES (continued)

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

Interest Rate Swaps. At March 31, 2023, the Company had two interest rate swaps with a notional amounts of $20.0 million hedging on certain FHLB advances and brokered deposits. This interest rate swap meets the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At March 31, 2023, the Company had one interest rate swap with a notional amount of $10.0 million hedging on certain FHLB advances and one interest rate swap with a notional amount of $10.0 million hedging on certain brokered deposits. At both March 31, 2023 and December 31, 2022, the Company had no interest rate swaps in place with commercial banking customers,

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2023:

		March 31, 2023
		Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value
Interest rate swaps	Other Assets	$163,349
Total derivative instruments		$163,349

For the three months ended March 31, 2023, unrealized losses of $163,349 were recorded for changes in fair value of interest rate swaps with third parties. At March 31, 2023, accrued interest was $12,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company could also be declared in default of its derivative obligations.

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

Assets measured at fair value on a recurring basis are summarized below:

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Securities available for sale:
U.S. treasury bills	$4,983,764	$4,983,764	$—	$—
U.S. government and agency obligations	5,500,932	—	5,500,932	—
Corporate bonds	14,636,813	—	14,636,813	—
Cash flow hedge	163,349		163,349	—
MBSs - residential	38,297,167	—	38,297,167	—
MBSs - commercial	18,632,513	—	18,632,513	—
	$82,214,538	$4,983,764	$77,230,774	$—
As of December 31, 2022
Securities available for sale:
U.S. treasury bills	$4,927,608	$4,927,608	$—	$—
U.S. government and agency obligations	5,465,154	—	5,465,154	—
Corporate bonds	15,506,047	—	15,506,047	—
Cash flow hedge	324,062		324,062	—
MBSs - residential	39,649,045	—	39,649,045	—
MBSs - commercial	19,552,724	—	19,552,724	—
	$85,424,640	$4,927,608	$80,497,032	$—

There were no transfers between level 1 and level 2 during the three months ended March 31, 2023.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at March 31, 2023 and December 31, 2022, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2023
Financial instruments - assets
Investment securities held-to-maturity	$78,207	$71,202	$—	$71,202	$—
Loans and loans held for sale	711,890	646,937	—	—	646,937
Financial instruments - liabilities
Certificates of deposit	498,165	498,240	—	498,240	—
Borrowings	112,032	100,024	—	100,024	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2022
Financial instruments - assets
Investment securities held-to-maturity	$77,427	$70,700	$—	$70,700	$—
Loans and loans held for sale	719,026	658,250	—	—	658,250
Financial instruments - liabilities
Certificates of deposit	492,593	491,638	—	491,638	—
Borrowings	102,319	98,885	—	98,885	—

Carrying amount is the estimated fair value for cash and cash equivalents. The fair value of loans is determined using an exit price methodology. Certificates of deposits fair value is estimated by using a discounted cash flow approach. Fair value of FHLB advances is based on current rates for similar financing. Other balance sheet instruments such as cash and cash equivalents, accrued interest receivable, accrued interest payable and Bank owned life insurance holding costs approximate fair value. The fair value of off-balance sheet items is not considered material.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three months ended March 31, 2023 and 2022 was as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Three months ended
March 31, 2023
Beginning balance at January 1, 2023	$(6,499,666)	$55,684	$232,969	$(6,211,013)
Other comprehensive (loss) income before reclassification	(114,092)	(16,546)	(115,537)	(246,175)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(114,092)	(16,546)	(115,537)	(246,175)
Ending balance at March 31, 2023	$(6,613,758)	$39,138	$117,432	$(6,457,188)

March 31, 2022
Beginning balance at January 1, 2022	$(289,814)	$17,158	$—	$(272,656)
Other comprehensive (loss) income before reclassification	(2,399,988)	41,589	—	(2,358,399)
Amounts reclassified	—	—	—	—
Net period comprehensive income	(2,399,988)	41,589	—	(2,358,399)
Ending balance at March 31, 2022	$(2,689,802)	$58,747	$—	$(2,631,055)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
the effects of the recent turmoil in the banking industry (including the failure of three financial institutions);
•
changes in the level and direction of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates of the adequacy of the allowance for loan losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to continue to implement our business strategies;
•
competition among depository and other financial institutions;
•
the effects of a U.S. government shutdown or default on its debt obligations;
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

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K at and for the year ended December 31, 2022. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy. Other than the adoption of ASC 326, there have been no significant changes to the Company's critical accounting policies since December 31, 2022.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets decreased $809,000, or 0.1%, from December 31, 2022 to $950.3 million at March 31, 2023 primarily due to decreases in loans and securities available for sale offset by an increase in cash and cash equivalents. The decrease in assets reflected a $7.1 million, or 1.0%, decrease in loans and a $3.0 million, or 3.6%, decrease in securities available for sale, offset by a $7.7 million, or 45.5%, increase in cash and cash equivalents and a $780,000 or 1.0%, increase in securities held to maturity.

Cash and Cash Equivalents. Total cash and cash equivalents increased $7.7 million, or 45.5%, to $24.5 million at March 31, 2023 from $16.8 million at December 31, 2022. The increase was primarily due to loan and investment repayments and excess cash from the increase in long-term FHLB advances during the three months ended March 31, 2023.

Securities Available for Sale. Total securities available for sale decreased $3.0 million, or 3.6%, to $82.1 million at March 31, 2023 from $85.1 million at December 31, 2022. The decrease was due to investment repayments and an $869,000 decrease in corporate bonds and a $2.3 million decrease in mortgage-backed securities.

Securities Held to Maturity. Total securities held to maturity increased $780,000, or 1.0%, to $78.2 million at March 31, 2023 from $77.4 million at December 31, 2022, primarily due to a $1.5 million in purchase of a corporate bond which was offset by a $7,000 decrease in municipal bonds and a $668,000 decrease in mortgage-backed securities.

Net Loans. Net loans decreased $7.1 million, or 1.0%, to $711.9 million at March 31, 2023 from $719.0 million at December 31, 2022. The decrease was due to a decrease of $23.0 million, or 4.9%, in one-to four-residential real estate loans to $489.1 million from $466.1 million at December 31, 2022, a decrease of $4.4 million, or 7.2%, in construction loans to $57.4 million at March 31, 2023 from $61.8 million at December 31, 2022, a decrease of $11.5 million, or 100.0%, in consumer loans to $11.5 million at March 31, 2023 from $29.7 million at December 31, 2022, a $161,000, or 9.5%, and a decrease in commercial and industrial loans to $1.5 million at March 31, 2023 from $1.7 million as of December 31, 2022 offset by an increase of $4.3 million, or 2.7%, in commercial and multi-family real estate loans to $166.8 million at March 31, 2023 from $162.3 million at December 31, 2022. As of March 31, 2023 and 2022, the Bank had no loans held for sale. Upon adoption of the CECL method of calculating the allowance for credit losses on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $220,000, an increase to the allowance for credit losses of $157,000 and an increase in the reserve for unfunded liabilities of $152,000.

Deposits. Total deposits decreased $10.7 million, or 1.5%, to $690.7 million at March 31, 2023 from $701.4 million at December 31, 2022 due to decreases in checking, savings and money market accounts offset by an increase certificates of deposit. The decrease in deposits reflected a decrease in interest-bearing deposits of $10.2 million, or 1.5%, to $652.6 million as of March 31, 2023 from $662.8 million at December 31, 2022 offset by a decrease in non-interest-bearing deposits of $546,000, or 1.4%, to $38.1 million as of March 31, 2023 from $38.7 million as of December 31, 2022.

At March 31, 2023, municipal deposits totaled $62.1 million, which represented 9.0% of total deposits, and brokered deposits totaled $50.4 million, which represented 7.3% of total deposits. At December 31, 2022, municipal deposits totaled $57.5 million, which represented 8.2% of total deposits, and brokered deposits totaled $58.6 million, which represented 8.4% of total deposits. At March 31, 2023, uninsured deposits represented 8.4% of the Bank’s total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $9.7 million, or 9.5%, to $112.0 million at March 31, 2023 from $102.3 million at December 31, 2022, as long-term advances increased $32.2 million, offset by a decrease in short-term advances of $22.5 million. The weighted average rate of borrowings was 3.71% and 3.36% as of March 31, 2023 and December 31, 2022, respectively. The increase in advances was used to offset withdrawals on deposits. Total borrowing capacity at the Federal Home Loan Bank is $336.8 million of which $112.0 million is advanced.

Total Equity. Stockholders’ equity decreased $573,000 to $139.1 million, primarily due to the repurchase of 126,660 shares of stock during the three months at a cost of $1.4 million and increased accumulated other comprehensive loss for securities available for sale of $247,000 offset by $993,000 of net income for the three months ended March 31, 2023. At March 31, 2023, the Company’s ratio of average stockholders’ equity-to-total assets was 14.69%, compared to 15.61% at December 31, 2022.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (3)
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$8,799	$105	4.84%	$71,541	$29	0.17%
Loans	717,964	7,699	4.32%	571,827	5,537	3.90%
Securities	161,960	1,096	2.71%	138,798	658	1.90%
Other interest-earning assets	5,338	117	8.74%	4,834	55	4.50%
Total interest-earning assets	894,061	9,017	4.06%	787,000	6,279	3.21%

Non-interest-earning assets	54,810			50,802
Total assets	$948,871			$837,802
Liabilities and equity:
NOW and money market accounts	$112,717	$380	1.37%	$143,453	$220	0.62%
Savings accounts	53,618	70	0.53%	66,583	43	0.26%
Certificates of deposit	503,369	3,265	2.63%	351,027	563	0.65%
Total interest-bearing deposits	669,704	3,715	2.25%	561,063	826	0.60%

Federal Home Loan Bank advances (1)	96,532	777	3.27%	82,280	330	1.63%
Total interest-bearing liabilities	766,236	4,492	2.38%	643,343	1,156	0.73%
Non-interest-bearing deposits	37,224			42,936
Other non-interest-bearing liabilities	5,977			5,265
Total liabilities	809,437			691,544

Total equity	139,434			146,258
Total liabilities and equity	$948,871			$837,802
Net interest income		$4,525			$5,123
Interest rate spread (2)			1.68%			2.48%
Net interest margin (3)			2.05%			2.64%
Average interest-earning assets to average interest-bearing liabilities	116.68%			122.33%

(1) Cash flow hedges are used to manage interest rate risk

(2) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

(4) Annualized.

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

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(204)	$280	$76
Loans receivable	1,521	641	2,162
Securities	123	315	438
Other interest earning assets	6	56	62
Total interest-earning assets	1,446	1,292	2,738

Interest expense:
NOW and money market accounts	(300)	460	160
Savings accounts	(53)	80	27
Certificates of deposit	337	2,365	2,702
Federal Home Loan Bank advances	66	381	447
Total interest-bearing liabilities	50	3,286	3,336
Net increase (decrease) in net interest income	$1,396	$(1,994)	$(598)

Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022

General. Net income decreased by $408,000, or 29.1%, to $993,000 for the three months ended March 31, 2023 from $1.4 million for the three months ended March 31, 2022. This decrease was due to a decrease of $598,000 in net interest income and a decrease of $61,000 in non-interest income, offset by a decrease of $24,000 in non-interest expense and a decrease of $227,000 in income tax expense.

Interest Income. Interest income increased $2.7 million, or 43.6%, to $9.0 million for the three months ended March 31, 2023. The increase reflected a $107.1 million increase in the average balance of interest-earnings assets, and an 85 basis points increase in the average yield on interest-earning assets to 4.06% for the three months ended March 31, 2023 from 3.21% for the three months ended March 31, 2022.

Interest income on cash and cash equivalents increased $76,000, or 262.1%, to $105,000 for the three months ended March 31, 2023 from $29,000 for the three months ended March 31, 2022 due a 467 basis point increase in the average yield on cash and cash equivalents from 0.17% for the three months ended March 31, 2022 to 4.84% for the three months ended March 31, 2023 due to the higher interest rate environment. This was offset by a $62.7 million decrease in the average balance of cash and cash equivalents to $8.8 million for the three months ended March 31, 2023 from $71.5 million for the three months ended March 31, 2022, reflecting the use of excess liquidity to fund loan originations and purchase investment securities.

Interest income on loans increased $2.2 million, or 39.0%, to $7.7 million for the three months ended March 31, 2023 compared to $5.5 million for the three months ended March 31, 2022 due primarily to $146.1 million increase in the average balance of loans to $718.0 million for the three months ended March 31, 2023 from $571.8 million for the three months ended March 31, 2022 and a 42 basis point increase in the average yield on loans from 3.90% for the three months ended March 31, 2022 to 4.32% for the three months ended March 31, 2023. The increase was offset by a $347,000 reserve for nonaccrual interest on a delinquent construction loan.

Interest income on securities increased $438,000, or 66.6%, to $1.1 million for the three months ended March 31, 2023 from $658,000 for the three months ended March 31, 2022 due primarily to a $23.2 million increase in the average balance of securities to $162.0 million for the three months ended March 31, 2023 from $138.8 million for the three months ended March 31, 2022, reflecting the purchase of investments with excess liquidity, and a 81 basis point increase in the average yield from 1.90% for the three months ended March 31, 2022 to 2.71% for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $3.3 million, or 288.6%, to $4.5 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022. The increase primarily reflected a 165 basis point increase in the average cost of interest-bearing liabilities to 2.38% for the three months ended March 31, 2023 from 0.73% for the three months ended March 31, 2022.

Interest expense on interest-bearing deposits increased $2.9 million, or 349.8%, to $3.7 million for the three months ended March 31, 2023 from $826,000 for the three months ended March 31, 2022. The increase was due to a 165 basis point increase in the average cost of interest-bearing deposits to 2.25% for the three months ended March 31, 2023 from 0.60% for the three months ended March 31, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $152.3 million to $503.4 million for the three months ended March 31, 2023 from $351.0 million for the three months ended March 31, 2022.

Interest expense on Federal Home Loan Bank borrowings increased $447,000, or 135.5%, from $330,000 for the three months ended March 31, 2022 to $777,000 for the three months ended March 31, 2023. The increase was due to an increase in the average cost of borrowings of 164 basis points to 3.27% for the three months ended March 31, 2023 from 1.63% for the three months ended March 31, 2022 due to new borrowings at higher rates. The increase was also due to an increase in the average balance of borrowings of $14.3 million to $96.5 million for the three months ended March 31, 2023 from $82.3 million for the three months ended March 31, 2022.

Net Interest Income. Net interest income decreased $598,000, or 11.7%, to $4.5 million for the three months ended March 31, 2023 from $5.1 million for the three months ended March 31, 2022. The decrease reflected an 80 basis point decrease in our net interest rate spread to 1.68% for the three months ended March 31, 2023 from 2.48% for the three months ended March 31, 2022. Our net interest margin decreased 59 basis points to 2.05% for the three months ended March 31, 2023 from 2.64% for the three months ended March 31, 2022.

Provision for Credit Losses. We recorded no provision for credit losses for the three months ended March 31, 2023 or the three-month period ended March 31, 2022. As of January 1, 2023, the Bank adopted CECL and recorded a one-time adjustment of $157,000 to the allowance for credit losses. The absence of a provision reflects that the Bank had a decrease in the size of the loan portfolio, as well as no charge-offs. Non-performing assets were $12.9 million, or 1.35% of total assets, at March 31, 2023. The allowance for loan losses was $2.7 million, or 0.38% of loans outstanding and 21.4% of nonperforming loans, at March 31, 2023. The Bank has one commercial construction loan located in Totowa, New Jersey that is collateral dependent with a balance of $10.9 million with a loan to value ratio of 46% based on a recent appraisal.

Non-Interest Income. Non-interest income decreased by $61,000, or 17.8%, to $283,000 for the three months ended March 31, 2023 from $344,000 for the three months ended March 31, 2022. Gain on sale of loans decreased $74,000 as loan originations were lower in 2023 and fees and other income decreased $30,000. These decreases were partially offset by an increase in income from bank-owned life insurance of $30,000, or 19.2%, due to higher balances during 2023, and an increase in fee and service charges of $13,000.

Non-Interest Expense. For the three months ended March 31, 2023, non-interest expense decreased $24,000, or 0.7%, over the comparable 2022 period. Salaries and employee benefits increased $99,000, or 4.8%, due to a higher employee count and annual merit increases. Director fees decreased $55,000, or 25.8%, due to lower pension expense. The increase in advertising expense of $26,000, or 21.6%, was due to additional promotions for branch locations and new promotions on deposit and loan products. Other expense decreased $142,000, or 44.2%, due to lower deferred compensation expense and other various expenses.

Income Tax Expense. Income tax expense decreased $227,000, or 43.3%, to $298,000 for the three months ended March 31, 2023 from $525,000 for the three months ended March 31, 2022. The increase was due to $689,000 of lower taxable income. The effective tax rate for the three months ended March 31, 2023 and 2022 were 23.09% and 27.27%, respectively.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management processes and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as March 31, 2023. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$70,593	$(51,023)	(41.95)%	8.59%	(34.86)%
300 bp	83,324	(38,292)	(31.49)	9.87	(24.89)
200 bp	95,749	(25,867)	(21.27)	11.02	(16.13)
100 bp	109,674	(11,942)	(9.82)	12.23	(6.93)
—	121,616	—	—	13.14
(100) bp	129,016	7,400	6.09	13.52	2.89
(200) bp	137,342	15,726	12.93	13.96	6.24

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

As of March 31, 2023, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(15.23)%
300	(11.47)
200	(7.79)
100	(3.84)
—	—
(100)	2.74
(200)	3.94

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At March 31, 2023, we had the ability to borrow up to $336.8 million, of which $112.6 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2023, we had $51.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2023, cash and cash equivalents totaled $24.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $82.1 million at March 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2023 totaled $320.3 million, or 46.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At March 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of March 31, 2023, the Bank is reporting as a qualifying community bank with a ratio of 15.60%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2023 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Except noted below, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent bank industry events involving financial institution failures may adversely affect our business and the market price of our common stock.

Recent developments and events in the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the voluntary liquidation of Silvergate Bank, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $15.1 million and $50.8 million invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively, and $5.0 million in U.S. treasury securities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 3, 2022, the Company announced that is has received regulatory approval for the repurchase of up to 556,631 shares of its common stock which is approximately 10% of its then outstanding common stock

(excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. On May 5, 2023, the Company announced the completion of the repurchase program.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved programs for the second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	71,460	$11.50	71,460	124,799
February 1 - 28, 2023	-	—	-	124,799
March 1 - 31, 2023	55,200	10.56	55,200	69,599
Total	126,660	$11.09	126,660

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

101.0

The following materials for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 12, 2023	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: May 12, 2023	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer