Form 10-Q/A
period 2023-03-31
Bogota Financial Corp.
filed 2023-06-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 8, 2023, there were 13,502,757 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share

Bogota Financial Corp.

Form 10-Q

i

EXPLANATORY NOTE

Bogota Financial Corp., a Maryland corporation (the “Company”) is filing an Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Amended Report”), which was originally filed on May 12, 2023 with the Securities and Exchange Commission (the “Original Report”). The purpose of this Amended Report is to revise the disclosure provided in Note 4 to the unaudited consolidated financial statements regarding nonaccrual loans as of March 31, 2023 (page 18 of the Original Report). The table inadvertently included $10,922,520 in nonaccrual loans under the consumer loan line item under both the “nonaccrual loans end of period” column and the “nonaccrual with no allowance for credit loss” column. The Company had no consumer loans that were on nonaccrual status at March 31, 2023. Accordingly, this Amended Report updates this table in Note 4 to the unaudited consolidated financial statements so that the amount for nonaccrual loans under the consumer loan line item provided under both the “nonaccrual loans end of period” column and the “nonaccrual with no allowance for credit loss” column is zero and the total for each of those columns is $12,908,173 instead of $23,830,693.

No other information in the Original Report has been amended. None of the changes reflected in this Amended Report required a change to the financial statements reported in the Original Report.

We are filing this Amended Report to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and to file new Exhibits 31.1, 31.2 and 32.1 dated as of the date of this Amended Report:

• Part I, Item 1. Financial Statements

• Part II, Item 6. Exhibits

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendment to these filings.

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

The Company also considers qualitative adjustments to the quantitative baseline. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

loans.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
March 31, 2023
Residential First Mortgage	$819,590	$1,497,898	$1,497,898	$—	$—
Commercial Real Estate		$487,755	$487,755
Construction	—	10,922,520	10,922,520	—	$—
Consumer	37,069	—	—	—	$—
Total	$856,659	$12,908,173	$12,908,173	$—	$—

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

BOGOTA FINANCIAL CORP.

Date: June 13, 2023	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: June 13, 2023	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer