Form 10-Q
period 2023-06-30
Bogota Financial Corp.
filed 2023-08-11
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 13,471,757 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$11,182,811	$8,160,028
Interest-bearing deposits in other banks	17,830,534	8,680,889
Cash and cash equivalents	29,013,345	16,840,917
Securities available for sale, at fair value	71,214,603	85,100,578
Securities held to maturity (fair value of $61,757,096 and $70,699,651, respectively)	69,809,580	77,427,309
Loans, net of allowance of $2,785,949 and $2,578,174, respectively	705,946,085	719,025,762
Premises and equipment, net	7,794,147	7,884,335
Federal Home Loan Bank (FHLB) stock and other restricted securities	6,796,500	5,490,900
Accrued interest receivable	3,530,119	3,966,651
Core deposit intangibles	235,703	267,272
Bank-owned life insurance	30,582,525	30,206,325
Other assets	6,077,643	4,888,954
Total Assets	$931,000,250	$951,099,003
Liabilities and Equity
Non-interest bearing deposits	$57,126,460	$38,653,349
Interest bearing deposits	599,430,335	662,758,100
Total deposits	656,556,795	701,411,449
FHLB advances-short term	21,000,000	59,000,000
FHLB advances-long term	106,244,411	43,319,254
Advance payments by borrowers for taxes and insurance	3,678,576	3,174,661
Other liabilities	4,321,990	4,534,516
Total liabilities	791,801,772	811,439,880

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,482,457 issued and outstanding at June 30, 2023 and 13,699,016 at December 31, 2022	134,824	136,989
Additional paid-in capital	57,301,002	59,099,476
Retained earnings	93,383,881	91,756,673
Unearned ESOP shares (423,232 shares at June 30, 2023 and 436,945 shares at December 31, 2022)	(4,972,400)	(5,123,002)
Accumulated other comprehensive loss	(6,648,829)	(6,211,013)
Total stockholders’ equity	139,198,478	139,659,123
Total liabilities and stockholders’ equity	$931,000,250	$951,099,003

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$8,141,719	$5,848,522	$15,841,157	$11,385,602
Securities
Taxable	996,338	932,714	2,047,598	1,569,835
Tax-exempt	20,232	46,282	65,134	67,278
Other interest-earning assets	248,914	83,682	470,503	167,495
Total interest income	9,407,203	6,911,200	18,424,392	13,190,210
Interest expense
Deposits	4,210,984	849,808	7,925,981	1,675,992
FHLB advances	902,839	356,203	1,680,193	686,036
Total interest expense	5,113,823	1,206,011	9,606,174	2,362,028
Net interest income	4,293,380	5,705,189	8,818,218	10,828,182
(Recovery) provision for credit losses	(125,000)	100,000	(125,000)	100,000
Net interest income after (recovery) provision for credit losses	4,418,380	5,605,189	8,943,218	10,728,182
Non-interest income
Fees and service charges	45,700	50,478	97,852	89,796
Gain (loss) on sale of loans	16,150	(217)	29,375	86,913
Bank-owned life insurance	190,147	169,449	376,200	325,442
Other	31,479	34,007	63,328	95,989
Total non-interest income	283,476	253,717	566,755	598,140
Non-interest expense
Salaries and employee benefits	2,301,236	2,098,897	4,463,605	4,162,244
Occupancy and equipment	358,757	342,381	741,544	686,810
FDIC insurance assessment	127,119	54,000	187,119	108,000
Data processing	235,095	330,840	512,192	609,187
Advertising	96,083	91,145	243,383	212,290
Director fees	159,338	203,534	318,675	418,325
Professional fees	114,018	151,490	263,268	295,753
Other	240,562	321,585	419,770	642,538
Total non-interest expense	3,632,208	3,593,872	7,149,556	7,135,147
Income before income taxes	1,069,648	2,265,034	2,360,417	4,191,175
Income tax expense	213,007	623,027	511,069	1,148,271
Net income	$856,641	$1,642,007	$1,849,348	$3,042,904
Earnings per Share - basic	$0.07	$0.12	$0.14	$0.22
Earnings per Share - diluted	$0.07	$0.12	$0.14	$0.22
Weighted average shares outstanding - basic	13,079,302	13,662,222	13,137,522	13,760,002
Weighted average shares outstanding - diluted	13,081,158	13,701,674	13,162,056	13,800,168

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Net income	$856,641	$1,642,007	$1,849,348	$3,042,904
Other comprehensive income (loss):
Net unrealized loss on securities available for sale:	(702,617)	(5,762,044)	(861,321)	(9,100,460)
Tax effect	197,506	1,619,711	242,118	2,558,139
Net of tax	(505,111)	(4,142,333)	(619,203)	(6,542,321)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net loss included in salaries and employee benefits	(23,016)	57,850	(46,032)	115,700
Tax effect	6,470	(16,261)	12,940	(32,522)
Net of tax	(16,546)	41,589	(33,092)	83,178
Derivatives, net of tax:
Unrealized gain on swap contracts accounted for as cash flow hedges	459,058	—	298,344	—
Tax effect	(129,042)	—	(83,865)	—
Net of tax	330,016	—	214,479	—
Total other comprehensive loss	(191,641)	(4,100,744)	(437,816)	(6,459,143)
Comprehensive income (loss)	$665,000	$(2,458,737)	$1,411,532	$(3,416,239)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(5,424,206)	$(272,656)	$147,576,211
Net income	—	—	—	1,400,897	—	—	1,400,897
Other comprehensive loss	—	—	—	—	—	(2,358,399)	(2,358,399)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(180,501)	(1,805)	(1,890,310)	—	—	—	(1,892,115)
ESOP Shares released (25,789 shares)	—	—	(9,156)	—	75,301	—	66,145
Balance March 31, 2022	14,425,308	$144,252	$66,580,931	$86,280,709	$(5,348,905)	$(2,631,055)	$145,025,932
Net income	—	—	—	1,642,007	—	—	1,642,007
Other comprehensive loss	—	—	—	—	—	(4,100,744)	(4,100,744)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(217,448)	(2,174)	(2,407,889)	—	—	—	(2,410,063)
ESOP Shares released (25,789 shares)	—	—	(4,832)	—	75,301	—	70,469
Balance June 30, 2022	14,207,860	$142,078	$64,401,403	$87,922,716	$(5,273,604)	$(6,731,799)	$140,460,794

Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	$139,659,123
Adoption of ASU 326 credit losses	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	992,707	—	—	992,707
Other comprehensive loss	—	—	—	—	—	(246,175)	(246,175)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(126,660)	(1,266)	(1,401,568)	—	—	—	(1,402,834)
ESOP shares released (25,789 shares)	—	—	(2,916)	—	75,301	—	72,385
Balance March 31, 2023	13,572,356	$135,723	$57,928,185	$92,527,240	$(5,047,701)	$(6,457,188)	$139,086,259
Net income	—	—	—	856,641	—	—	856,641
Other comprehensive loss	—	—	—	—	—	(191,641)	(191,641)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(89,899)	(899)	(839,563)	—	—	—	(840,462)
ESOP shares released (25,789 shares)	—	—	(20,813)	—	75,301	—	54,488
Balance June 30, 2023	13,482,457	$134,824	$57,301,002	$93,383,881	$(4,972,400)	$(6,648,829)	$139,198,478

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,849,348	$3,042,904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	(60,483)	(119,059)
(Recovery) provision for credit losses	(125,000)	100,000
Depreciation of premises and equipment	252,652	234,798
Amortization (accretion) of deferred loan (fees) costs, net	10,677	(41,279)
Amortization of premiums and accretion of discounts on securities, net	5,660	38,625
Deferred income tax (benefit) expense	(111,594)	76,209
Gain on sale of loans	(29,375)	(86,913)
Proceeds from sale of loans	1,875,125	4,640,081
Origination of loans held for sale	(1,845,750)	(3,760,668)
Increase in cash surrender value of bank owned life insurance	(376,200)	(312,745)
Employee stock ownership plan expense	126,873	136,615
Stock based compensation	466,386	466,386
Changes in:
Accrued interest receivable	436,532	(294,802)
Net changes in other assets	(520,698)	1,933,798
Net changes in other liabilities	(360,560)	202,678
Net cash provided by operating activities	1,593,593	6,256,628
Cash flows from investing activities
Purchases of securities held to maturity	(1,000,000)	(23,120,238)
Purchases of securities available for sale	—	(67,461,181)
Maturities, calls, and repayments of securities available for sale	13,018,996	2,653,200
Maturities, calls, and repayments of securities held to maturity	8,617,729	10,740,997
Net decrease (increase) in loans	13,026,596	(60,612,691)
Purchase of Bank Owned Life Insurance	—	(5,000,000)
Purchases of premises and equipment	(162,464)	(113,536)
Purchase of FHLB stock	(4,602,900)	(2,204,600)
Redemption of FHLB stock	3,297,300	979,200
Net cash provided by (used in) investing activities	32,195,257	(144,138,849)

Cash flows from financing activities
Net (decrease) increase in deposits	(44,829,448)	13,876,424
Net (decrease) increase in short-term FHLB advances	(38,000,000)	43,220,000
Proceeds from long-term FHLB non-repo advances	75,500,000	—
Repayments of long-term FHLB non-repo advances	(12,547,593)	(12,952,073)
Repurchase of common stock	(2,243,296)	(4,302,178)
Net increase in advance payments from borrowers for taxes and insurance	503,915	575,493
Net cash (used in) provided by financing activities	(21,616,422)	40,417,666
Net increase (decrease) in cash and cash equivalents	12,172,428	(97,464,555)
Cash and cash equivalents at beginning of year	16,840,917	105,068,785
Cash and cash equivalents at June 30	$29,013,345	$7,604,230
Supplemental cash flow information
Income taxes paid	$1,225,000	$700,000
Interest paid	$9,606,174	$2,322,057

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at June 30, 2023 and December 31, 2022.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and six month periods ended June 30, 2023 and June 30, 2022, options to purchase 526,119 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with weighted average exercise prices in excess of the weighted average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 and 2022.

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Numerator
Net income	$856,641	$1,642,007	$1,849,348	$3,042,904
Denominator:
Weighted average shares outstanding - basic	13,079,302	13,662,222	13,137,522	13,760,002
Effect of stock options	1,856	39,452	24,534	40,166
Weighted average shares outstanding - diluted	13,081,158	13,701,674	13,162,056	13,800,168
Earnings per common share:
Basic	$0.07	$0.12	$0.14	$0.22
Diluted	0.07	0.12	0.14	0.22

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

Allowance for Credit Losses - Loans and Leases: The current expected credit loss (“CECL”) model requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaces the incurred loss model that delayed the recognition of a credit loss until it was probable a loss event was incurred.

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

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses (“ACL”). The Company has designated six portfolio segments, which are residential, commercial real estate, multi-family, construction, commercial and industrial and consumer. These portfolio segments are further disaggregated into classes, which represent loans and leases of similar type, risk characteristics, and methods for monitoring and assessing credit risk.

The Company has minimal history of credit losses and therefore will use the Weighted Average Remaining Maturity (WARM) method for all segments and rely on the use of qualitative factors to determine future credit losses.

The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an ACL that is deducted from the amortized cost basis. The ACL should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update was effective for Securities and Exchange Commission (“SEC”) filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has no history of credit losses and therefore will use the WARM method and rely on the use of qualitative factors to determine future credit losses. Upon adoption of the CECL method of calculating the ACL on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $222,000, an increase to the ACL of $157,000, an increase in the reserve for unfunded liabilities of $152,000. No adjustment was made for the available-for-sale securities portfolio. See note 4 for additional information. The table below includes $125,775 of credit losses on purchased credit impaired (“PCI”) loans that have been added to ACL as per the adoption of ASU 326.

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (“PCD”) that were previously classified as PCI loans and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $125,775 to the ACL.

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

The effect of the adoption of ASC 326 on the loan portfolio segments and the ACL by portfolio segment was:

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

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Company. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company's financial statements.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at June 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(554,673)	5,445,327
Corporate bonds due in:
Less than one year	1,004,611	—	(12,737)	991,874
One through five years	11,214,745	—	(458,029)	10,756,716
Five through ten years	1,000,000	—	(136,850)	863,150
MBSs – residential	43,013,660	1,874	(5,932,239)	37,083,295
MBSs – commercial	18,884,035	—	(2,809,794)	16,074,241
Total	$81,117,051	$1,874	$(9,904,322)	$71,214,603

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. treasury bills	$4,971,310	$—	$(43,702)	$4,927,608
U.S. government and agency obligations
One through five years	6,000,000	—	(534,846)	5,465,154
Corporate bonds due in:
Less than one year	3,022,044	—	(37,230)	2,984,814
One through five years	12,182,364	554	(585,085)	11,597,833
Five through ten years	1,000,000	—	(76,600)	923,400
MBSs – residential	44,879,199	2,146	(5,232,300)	39,649,045
MBSs – commercial	22,086,788	—	(2,534,064)	19,552,724
Total	$94,141,705	$2,700	$(9,043,827)	$85,100,578

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the six months ended June 30, 2023 or June 30, 2022.

The age of unrealized losses and the fair value of related securities as of June 30, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. government and agency obligations	$—	$—	$5,445,327	$(554,673)	$5,445,327	$(554,673)
Corporate bonds	—	—	12,611,740	(607,616)	12,611,740	(607,616)
MBSs – residential	2,028,180	(188,944)	34,750,418	(5,743,295)	36,778,598	(5,932,239)
MBSs – commercial	-	-	16,074,241	(2,809,794)	16,074,241	(2,809,794)
Total	$2,028,180	$(188,944)	$68,881,726	$(9,715,378)	$70,909,906	$(9,904,322)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S treasury bills	$4,927,608	$(43,702)	$—	$—	$4,927,608	$(43,702)
U.S. government and agency obligations	2,758,248	(241,752)	2,706,906	(293,094)	5,465,154	(534,846)
Corporate bonds	11,859,089	(392,367)	2,647,402	(306,548)	14,506,491	(698,915)
MBSs – residential	16,474,573	(1,557,718)	22,801,879	(3,674,582)	39,276,452	(5,232,300)
MBSs – commercial	9,449,159	(857,122)	10,103,565	(1,676,942)	19,552,724	(2,534,064)
Total	$45,468,677	$(3,092,661)	$38,259,752	$(5,951,166)	$83,728,429	$(9,043,827)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At June 30, 2023, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at June 30, 2023. As of June 30, 2023, no ACL was required on available-for-sale securities. At December 31, 2022 the Bank did not consider these securities to be other-than-temporary impaired. At June 30, 2023 and December 31, 2022, securities available for sale with a carrying value of $118,936 and $126,662 were pledged to secure public deposits. There were 49 securities in a loss position at June 30, 2023.

NOTE 3 – SECURITIES HELD TO MATURITY

Effective January 1, 2023, the Company adopted ASC 326, which requires management to complete an evaluation of the held-to-maturity securities portfolio to identify whether any ACL is required. Management completed an evaluation as of the adoption date and determined the ACL on the held-to-maturity portfolio was not significant. This

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

determination was based on financial review of securities and ratings of each security.

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at June 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(488,890)	$9,511,110
Five through ten years	3,000,000	—	(414,570)	2,585,430
Corporate bonds due in:
One through five years	2,450,732	—	(59,312)	2,391,420
Five through ten years	17,283,079	—	(2,107,369)	15,175,710
Municipal obligations due in:
One through five years	902,072	—	(74,765)	827,307
Five through ten years	375,000	274	—	375,274
Greater than ten years	1,726,059	—	(289,342)	1,436,717
MBSs:
Residential	13,414,683	924	(1,590,709)	11,824,898
Commercial	20,657,955	—	(3,028,725)	17,629,230
Total	$69,809,580	$1,198	$(8,053,682)	$61,757,096

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(456,850)	$9,543,150
Five through ten years	3,000,000	—	(466,866)	2,533,134
Corporate bonds due in:
One through five years	2,444,729	1,269	(55,836)	2,390,162
Five through ten years	15,825,262	54,738	(1,045,557)	14,834,443
Municipal obligations due in:
Less than one year	7,706,402	—	(36,250)	7,670,152
One through five years	902,545	—	(84,742)	817,803
Five through ten years	375,000	1,286	—	376,286
Greater than ten years	1,728,184	—	(346,586)	1,381,598
MBSs:
Residential	14,425,827	410	(1,431,861)	12,994,376
Commercial	21,019,360	—	(2,860,813)	18,158,547
Total	$77,427,309	$57,703	$(6,785,361)	$70,699,651

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2023
U.S. government and agency obligations	$—	$—	$12,096,540	$(903,460)	$12,096,540	$(903,460)
Corporate bonds	7,141,119	(508,820)	10,426,010	(1,657,861)	17,567,129	(2,166,681)
Municipal bonds	—	—	2,264,024	(364,107)	2,264,024	(364,107)
MBSs – residential	139,017	(2,057)	10,511,096	(1,588,652)	10,650,113	(1,590,709)
MBSs – commercial	—	—	17,629,230	(3,028,725)	17,629,230	(3,028,725)
Total	$7,280,136	$(510,877)	$52,926,900	$(7,542,805)	$60,207,036	$(8,053,682)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
U.S. government and agency obligations	$9,543,150	$(456,850)	$2,533,134	$(466,866)	$12,076,284	$(923,716)
Corporate bonds	11,464,282	(680,447)	3,329,054	(420,946)	14,793,336	(1,101,393)
Municipal bonds	7,670,152	(36,250)	2,199,401	(431,328)	9,869,553	(467,578)
MBSs – residential	2,008,303	(101,341)	10,809,648	(1,330,520)	12,817,951	(1,431,861)
MBSs – commercial	7,383,822	(282,984)	10,774,725	(2,577,829)	18,158,547	(2,860,813)
Total	$38,069,709	$(1,557,872)	$29,645,962	$(5,227,489)	$67,715,671	$(6,785,361)

No ACL on the securities above has been recorded because the issuers of the securities are of high credit quality and the decline in fair value was due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At June 30, 2023 and December 31, 2022, securities held to maturity with a carrying amount of $5,006,088 and $5,293,804, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 54 securities in a loss position at June 30, 2023. At December 31, 2022 the Bank did not consider these securities to be other-than-temporary impaired. At June 30, 2023 and December 31, 2022, securities held to maturity with a carrying value of $5,183,704 and $5,293,804, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS

In conjunction with the adoption of ASC 326, the Company made certain loan portfolio segment reclassifications to conform to the new ACL methodology. Loans and these related reclassifications, are summarized as follows at June 30, 2023 and December 31, 2022:

		Pre Adoption		Post Adoption
	June 30, 2023	December 31, 2022	The effect of adoption	December 31, 2022
Real estate:	(unaudited)
Residential First Mortgage	$488,571,980	$495,689,840	$29,589,213	$466,100,627
Commercial and Multi-Family Real Estate	—	—	(162,338,669)	162,338,669
Commercial Real Estate	100,761,175	96,030,721	96,030,721	—
Multi-Family Real Estate	67,007,772	66,400,713	66,400,713	—
Construction	48,678,332	61,825,478	—	61,825,478
Commercial and Industrial	3,692,425	1,684,189	—	1,684,189
Consumer:
Home Equity and Other Consumer	—	—	(29,654,973)	29,654,973
Consumer	20,350	98,770	98,770	—
Total loans	708,732,034	721,729,711	125,775	721,603,936
Allowance for credit losses	(2,785,949)	(2,860,949)	(282,775)	(2,578,174)
Net loans	$705,946,085	$718,868,762	$(157,000)	$719,025,762

The Bank has granted loans to officers and directors of the Bank. At June 30, 2023 and December 31, 2022, such loans totaled $1,646,122 and $1,739,725, respectively. At June 30, 2023 and December 31, 2022, deferred loan fees were $3,072,824 and $3,078,612, respectively.

	Residential First Mortgage	Commercial Real Estate	Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months June 30, 2023
Allowance for credit losses:
Beginning balance	$1,914,947	$423,002	$278,000	$241,000	$4,000	$—	$2,860,949
Provision for (recovery) of credit losses	(103,400)	116,000	(13,000)	(82,000)	7,400	—	(75,000)
Loans charged off	—	—		—	—	—	—
Recoveries	—	—		—	—	—	—
Total ending allowance balance	$1,811,547	$539,002	$265,000	$159,000	$11,400	$—	$2,785,949

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
June 30, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for (recovery) of loan losses	159,450	(88,600)	37,000	(2,400)	(5,450)	100,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Residential First Mortgage	Commercial Real Estate	Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
Six months June 30, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for (recovery) of credit losses	95,044	16,025	5,231	(101,000)	7,400	(97,700)	(75,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,811,547	$539,002	$265,000	$159,000	$11,400	$—	$2,785,949

	Residential First Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
June 30, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for (recovery) of loan losses	159,450	(88,600)	37,000	(2,400)	(5,450)	100,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans as of December 31, 2022 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Average of individually Impaired loans	Amount of allowance for loan losses allocated
Residential First Mortgage	$1,199,278	$171,616	$1,300,615	$33,000
Commercial and Multi-Family Real Estate	488,222	—	488,196	—
Construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Home Equity and Other Consumer	37,069	—	26,298	—
	$1,724,569	$171,616	$1,815,109	$33,000

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at June 30, 2023:

Portfolio segment	Real estate	Other
Residential First Mortgage	$—	$—
Commercial Real Estate	—	—
Multi-Family Real Estate	—	—
Construction	10,937,811	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$10,937,811	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Interest income recognized on impaired loans for the six months ended June 30, 2022 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class of loans as of December 31, 2022:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2022
Residential First Mortgage	$819,590	$—
Home Equity and Other Consumer	37,069	—
Total	$856,659	$—

No nonaccrual loans have specific reserves as of June 30, 2023 and the Bank had no other real estate owned at either June 30, 2023 or December 31, 2022.

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
June 30, 2023
Residential First Mortgage	$819,590	$1,989,985	$1,989,985	$—	$—
Commercial Real Estate		490,267	490,267
Construction	—	10,937,811	10,937,811	—	—
Consumer	37,069	—	—	—	—
Total	$856,659	$13,418,063	$13,418,063	$—	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2023 and December 31, 2022, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2023
Residential First Mortgage	$—	$348,719	$1,144,015	$1,492,734	$487,079,246	$488,571,980
Commercial Real Estate	—	—	454,076	454,076	100,307,099	100,761,175
Multi-Family Real Estate	—	—	—	—	67,007,772	67,007,772
Construction	—	—	10,893,713	10,893,713	37,784,619	48,678,332
Commercial and Industrial	—	—	—	—	3,692,425	3,692,425
Consumer	—	—	—	—	20,350	20,350
Total	$—	$348,719	$12,491,804	$12,840,523	$695,891,511	$708,732,034

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
December 31, 2022
Residential First Mortgage	$—	$360,849	$279,515	$640,364	$462,619,166	$2,841,097	$466,100,627
Commercial and Multi-Family Real Estate	—	—	—	—	160,990,186	1,348,483	162,338,669
Construction	—	—	—	—	61,825,478	—	61,825,478
Commercial and Industrial	—	—	—	—	1,684,189	—	1,684,189
Home Equity and Other Consumer	92,977	—	19,122	112,099	29,511,757	31,117	29,654,973
Total	$92,977	$360,849	$298,637	$752,463	$716,630,776	$4,220,697	$721,603,936

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	3,317,011	114,501,078	39,198,904	29,640,007	27,527,661	124,366,155	148,031,179	$486,581,995
Special Mention	—	—	—	191,903	171,147	764,034	107,543	1,234,627
Substandard	—	—	—	—	—	466,371	288,987	755,358
Doubtful	—	—	—	—	—	—	—	—
Total	3,317,011	114,501,078	39,198,904	29,831,910	27,698,808	125,596,560	148,427,709	488,571,980
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	3,100,157	—	6,533,577	5,571,836	12,357,058	72,708,280	100,270,908
Special Mention	—	—	—	—	—	—	490,267	490,267
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	3,100,157	—	6,533,577	5,571,836	12,357,058	73,198,547	100,761,175
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	2,411,454	—	1,189,211	—	2,070,445	61,336,662	67,007,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	2,411,454	—	1,189,211	—	2,070,445	61,336,662	67,007,772
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	37,740,521	37,740,521
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,937,811	10,937,811
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	48,678,332	48,678,332
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	—	—	234,391	677,544	204,808	—	2,575,682	3,692,425
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	234,391	677,544	204,808	—	2,575,682	3,692,425
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	20,350	20,350
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	20,350	20,350
Total loans	$3,317,011	$120,012,689	$39,433,295	$38,232,242	$33,475,452	$140,024,063	$334,237,282	$708,732,034

	Pass	Special Mention	Substandard	Totals
December 31, 2022
Residential First Mortgage	$465,089,495	$555,965	$455,167	$466,100,627
Commercial and Multi-Family Real Estate	162,338,669	—	—	162,338,669
Construction	61,825,478	—	—	61,825,478
Commercial and Industrial	1,684,189	—	—	1,684,189
Home Equity and Other Consumer	29,617,904	19,122	17,947	29,654,973
Total	$720,555,735	$575,087	$473,114	$721,603,936
There were no loan modifications for the six month period ended June 30, 2023.

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

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. Grants of restricted common stock were issued from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2023 and June 30, 2022, approximately $118,000 and $236,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 181,215 non-vested restricted shares outstanding at June 30, 2023 was approximately $1.7 million over a period of four years.

The following is a summary of the Company's restricted stock activity during the six months ended June 30, 2023:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2023	181,215	$10.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, June 30, 2023	181,215	$10.45

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – STOCK BASED COMPENSATION (Continued)

On September 2, 2021, options to purchase 526,119 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over a service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which was the Company's common stock price on the grant date and have an expiration period of 10 years.

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2023 and June 30, 2022, approximately $115,000 and $230,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 418,895 non-vested options outstanding at June 30, 2023 was $1.6 million over the vesting period of four years.

The following is a summary of the Company's option activity during the six months ended June 30, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	523,619	$10.45	6.5	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding, June 30, 2023	523,619	$10.45	5.9	$—
Options exercisable at June 30, 2023	104,724			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended June 30, 2023 and 2022, $55,000 and $70,000 was incurred as expense for the plan, respectively. During the six months ended June 30, 2023 and 2022, $127,000 and $137,000 was incurred as expense for the plan, respectively. As of June 30, 2023, 92,543 shares have been allocated and 423,232 shares are unallocated with a fair value of $3.5 million.

Note 7 – DERIVATIVES AND HEDGING ACTIVITES

The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. Certain derivatives may be entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

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

Interest Rate Swaps. At June 30, 2023, the Company had two interest rate swaps with a notional amounts of $20.0 million hedging on certain FHLB advances and brokered deposits. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2022, the Company had one interest rate swap with a notional amount of $10.0 million to hedge certain FHLB advances. At both June 30, 2023 and December 31, 2022, the Company had no interest rate swaps in place with commercial banking customers.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2023:

		June 30, 2023	December 31, 2022
		Asset Derivative	Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Other Assets	$622,407	$324,062
Total derivative instruments		$622,407	$324,062

For the six months ended June 30, 2023, unrealized gains of $622,407 were recorded for changes in fair value of interest rate swaps with third parties and at June 30, 2023, accrued interest was $55,000.

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Securities available for sale:
U.S. government and agency obligations	$5,445,327	$—	$5,445,327	$—
Corporate bonds	12,611,740	—	12,611,740	—
Cash flow hedge	622,407		622,407	—
MBSs - residential	37,083,295	—	37,083,295	—
MBSs - commercial	16,074,241	—	16,074,241	—
	$71,837,010	$—	$71,837,010	$—
As of December 31, 2022
Securities available for sale:
U.S. treasury bills	$4,927,608	$4,927,608	$—	$—
U.S. government and agency obligations	5,465,154	—	5,465,154	—
Corporate bonds	15,506,047	—	15,506,047	—
Cash flow hedge	324,062		324,062	—
MBSs - residential	39,649,045	—	39,649,045	—
MBSs - commercial	19,552,724	—	19,552,724	—
	$85,424,640	$4,927,608	$80,497,032	$—

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no transfers between level 1 and level 2 during the six months ended June 30, 2023.

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at June 30, 2023 and December 31, 2022, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$69,810	$61,757	$—	$61,757	$—
Loans and loans held for sale	705,946	627,433	—	—	627,433
Financial instruments - liabilities
Certificates of deposit	496,762	495,403	—	495,403	—
Borrowings	127,244	127,000	—	127,000	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2022
Financial instruments - assets
Investment securities held-to-maturity	$77,427	$70,700	$—	$70,700	$—
Loans and loans held for sale	719,026	658,250	—	—	658,250
Financial instruments - liabilities
Certificates of deposit	492,593	491,638	—	491,638	—
Borrowings	102,319	98,885	—	98,885	—

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

BOGOTA FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and six months ended June 30, 2023 and 2022 was as follows:

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Three months ended
June 30, 2023
Beginning balance	$(6,613,758)	$39,138	$117,432	$(6,457,188)
Other comprehensive (loss) income before reclassification	(505,111)	(16,546)	330,016	(191,641)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(505,111)	(16,546)	330,016	(191,641)
Ending balance	$(7,118,869)	$22,592	$447,448	$(6,648,829)

June 30, 2022
Beginning balance at April 1, 2022	$(2,689,802)	$58,747	$—	$(2,631,055)
Other comprehensive (loss) income before reclassification	(4,142,333)	41,589	—	(4,100,744)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(4,142,333)	41,589	—	(4,100,744)
Ending balance at June 30, 2022	$(6,832,135)	$100,336	$—	$(6,731,799)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Six months ended June 30, 2023
Beginning balance	$(6,499,666)	$55,684	$232,969	$(6,211,013)
Other comprehensive (loss) income before reclassification	(619,203)	(33,092)	214,479	(437,816)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(619,203)	(33,092)	214,479	(437,816)
Ending balance	$(7,118,869)	$22,592	$447,448	$(6,648,829)

June 30, 2022
Beginning balance	$(289,814)	$17,158	$—	$(272,656)
Other comprehensive (loss) income before reclassification	(6,542,321)	83,178	—	(6,459,143)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(6,542,321)	83,178	—	(6,459,143)
Ending balance	$(6,832,135)	$100,336	$—	$(6,731,799)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
changes in the level and direction of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates of the adequacy of the allowance for credit losses;
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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Assets decreased $20.1 million, or 2.1%, from December 31, 2022 to $931.0 million at June 30, 2023 primarily due to a $13.1 million, or 1.8%, decrease in loans, a $13.9 million, or 16.3%, decrease in securities available for sale and a $7.6 million, or 9.8%, decrease in securities held to maturity, offset by a $12.2 million, or 72.3%, increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $12.2 million, or 72.3%, to $29.0 million at June 30, 2023 from $16.8 million at December 31, 2022. The increase was primarily due to loan and investment repayments and excess cash from the increase in long-term FHLB advances during the six months ended June 30, 2023.

Securities Available for Sale. Securities available for sale decreased $13.9 million, or 16.3%, to $71.2 million at June 30, 2023 from $85.1 million at December 31, 2022. The decrease was due to a $4.9 million decrease in U.S treasury bills, a $2.9 million decrease in corporate bonds and a $6.0 million decrease in mortgage-backed securities.

Securities Held to Maturity. Securities held to maturity decreased $7.6 million, or 9.8%, to $69.8 million at June 30, 2023 from $77.4 million at December 31, 2022, due to a $7.7 million decrease in municipal bonds and a $1.4 million decrease in mortgage-backed securities offset by a $1.5 million in purchase of a corporate bond

Net Loans. Net loans decreased $13.1 million, or 1.8%, to $705.9 million at June 30, 2023 from $719.0 million at December 31, 2022. The decrease was due to a decrease of $7.1 million, or 1.4%, in one-to four-residential real estate loans to $488.6 million from $495.7 million at December 31, 2022 and a decrease of $13.1 million, or 21.3%, in construction loans to $48.7 million at June 30, 2023 from $61.8 million at December 31, 2022, offset by a $2.0 million, or 119.2%, increase in commercial and industrial loans to $3.7 million at June 30, 2023 from $1.7 million as of December 31, 2022, an increase of $4.7 million, or 4.9%, in commercial real estate loans to $100.8 million at June 30, 2023 from $96.0 million at December 31, 2022 and an increase of $607,000, or 0.9%, in multi-family real estate loans to $67.0 million at June 30, 2023 from $66.4 million at December 31, 2022. As of June 30, 2023 and December 31, 2022, the Bank had no loans held for sale. Upon adoption of the CECL method of calculating the allowance for credit losses on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $220,000, an increase to the allowance for credit losses of $157,000 and an increase in the reserve for unfunded liabilities of $152,000.

Deposits. Deposits decreased $44.9 million, or 6.4%, to $656.6 million at June 30, 2023 from $701.4 million at December 31, 2022 due to decreases in checking, savings and money market accounts offset by an increase certificates of deposit and non-interest bearing deposits. The decrease in deposits reflected a decrease in interest-bearing deposits of $63.3 million, or 9.6%, to $599.4 million as of June 30, 2023 from $662.8 million at December 31, 2022 offset by an increase in non-interest bearing deposits of $18.5 million, or 47.8%, to $57.1 million as of June 30, 2023 from $38.7 million as of December 31, 2022.

At June 30, 2023, municipal deposits totaled $44.9 million, which represented 6.8% of total deposits, and brokered deposits totaled $54.8 million, which represented 8.3% of deposits. At December 31, 2022, municipal deposits totaled $57.5 million, which represented 8.2% of deposits, and brokered deposits totaled $58.6 million, which represented 8.4% of total deposits. At June 30, 2023, uninsured deposits represented 8.2% of deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $24.9 million, or 24.4%, to $127.2 million at June 30, 2023 from $102.3 million at December 31, 2022, as long-term advances increased $62.9 million, offset by a decrease in short-term advances of $38.0 million. The weighted average rate of borrowings was 3.98% and 3.36% as of June 30, 2023 and December 31, 2022, respectively. The increase in advances was used to offset withdrawals on deposits. Total borrowing capacity at the Federal Home Loan Bank is $330.4 million of which $127.2 million is advanced.

Total Equity. Stockholders’ equity decreased $461,000 to $139.2 million, primarily due to the repurchase of 216,559 shares of stock during the six months ended June 30, 2023 at a cost of $2.2 million and increased accumulated other comprehensive loss for securities available for sale of $438,000, offset by $1.8 million of net income for the six months ended June 30, 2023. At June 30, 2023, the Company’s ratio of average stockholders’ equity-to-total assets was 14.82%, compared to 15.61% at December 31, 2022.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$12,449	$149	4.80%	$20,723	$28	0.55%
Loans	712,201	8,142	4.59%	593,705	5,849	3.95%
Securities	146,225	1,017	2.78%	182,338	979	2.15%
Other interest-earning assets	6,358	99	6.26%	4,891	55	4.53%
Total interest-earning assets	877,233	9,407	4.30%	801,657	6,911	3.46%

Non-interest-earning assets	54,156			54,038
Total assets	$931,389			$855,695
Liabilities and equity:
NOW and money market accounts	$88,256	$355	1.61%	$158,552	$217	0.55%
Savings accounts	48,875	92	0.75%	66,095	43	0.26%
Certificates of deposit	493,986	3,764	3.06%	354,600	590	0.67%
Total interest-bearing deposits	631,117	4,211	2.68%	579,247	850	0.59%

Federal Home Loan Bank advances (1)	120,485	903	3.01%	86,445	356	1.59%
Total interest-bearing liabilities	751,602	5,114	2.73%	665,692	1,206	0.73%
Non-interest-bearing deposits	38,841			38,132
Other non-interest-bearing liabilities	1,768			5,556
Total liabilities	792,211			709,380

Total equity	139,178			146,315
Total liabilities and equity	$931,389			$855,695
Net interest income		$4,293			$5,705
Interest rate spread (2)			1.57%			2.73%
Net interest margin (3)			1.96%			2.85%
Average interest-earning assets to average interest-bearing liabilities	116.72%			120.42%

(1) Cash flow hedges are used to manage interest rate risk. During the three months ended June 30, 2023, the net effect on interest expense on the Federal Home Loan Bank advances was a reduced expense of $92,000.

(2) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$10,634	$254	4.82%	$45,991	$57	0.25%
Loans	715,066	15,841	4.45%	582,826	11,386	3.92%
Securities	154,049	2,113	2.74%	160,688	1,637	2.04%
Other interest-earning assets	5,851	216	7.40%	4,864	110	4.54%
Total interest-earning assets	885,600	18,424	4.18%	794,369	13,190	3.33%
Non-interest-earning assets	54,482			52,429
Total assets	$940,082			$846,798
Liabilities and equity:
NOW and money market accounts	$100,419	$735	1.48%	$151,044	$437	0.58%
Savings accounts	51,233	162	0.64%	66,338	86	0.26%
Certificates of deposit	498,652	7,029	2.84%	352,824	1,153	0.66%
Total interest-bearing deposits	650,304	7,926	2.46%	570,206	1,676	0.59%
Federal Home Loan Bank advances (1)	106,061	1,680	3.19%	84,374	686	1.64%
Total interest-bearing liabilities	756,365	9,606	2.56%	654,580	2,362	0.73%
Non-interest-bearing deposits	38,266			40,545
Other non-interest-bearing liabilities	6,146			6,755
Total liabilities	800,777			701,880
Total equity	139,305			144,918
Total liabilities and equity	$940,082			$846,798
Net interest income		$8,818			$10,828
Interest rate spread (2)			1.61%			2.61%
Net interest margin (3)			2.01%			2.75%
Average interest-earning assets to average interest-bearing liabilities	117.09%			121.36%

1. Cash flow hedges are used to manage interest rate risk. During the three months ended June 30, 2023, the net effect on interest expense on the Federal Home Loan Bank advances was a reduced expense of $92,000.

2. Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

3. Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022			Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(81)	$202	$121	$(162)	$359	$197
Loans receivable	1,266	1,027	2,293	2,792	1,663	4,455
Securities	(911)	949	38	(191)	667	476
Other interest earning assets	19	25	44	26	80	106
Total interest-earning assets	293	2,203	2,496	2,465	2,769	5,234

Interest expense:
NOW and money market accounts	(603)	741	138	(430)	728	298
Savings accounts	(73)	122	49	(58)	134	76
Certificates of deposit	315	2,859	3,174	654	5,222	5,876
Federal Home Loan Bank advances	167	380	547	213	781	994
Total interest-bearing liabilities	(194)	4,102	3,908	379	6,865	7,244
Net increase (decrease) in net interest income	$487	$(1,899)	$(1,412)	$2,086	$(4,096)	$(2,010)

Comparison of Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022

General. Net income decreased by $785,000, or 47.8%, to $857,000 for the three months ended June 30, 2023 from $1.6 million for the three months ended June 30, 2022. This decrease was primarily due to a decrease of $1.4 million in net interest income, offset by a decrease of $225,000 in the provision for credit losses and a decrease of $410,000 in income tax expense.

Interest Income. Interest income increased $2.5 million, or 36.1%, from $6.9 million for the three months ended June 30, 2022 to $9.4 million for the three months ended June 30, 2023 due to increases in the average balances of and higher yields on interest earning assets.

Interest income on cash and cash equivalents increased $121,000, or 432.1%, to $149,000 for the three months ended June 30, 2023 from $28,000 for the three months ended June 30, 2022 due a 425 basis point increase in the average yield from 0.55% for the three months ended June 30, 2022 to 4.80% for the three months ended June 30, 2023 due to the higher interest rate environment. This was offset by an $8.3 million decrease in the average balance to $12.4 million for the three months ended June 30, 2023 from $20.7 million for the three months ended June 30, 2022, reflecting the use of excess liquidity to fund loan originations.

Interest income on loans increased $2.3 million, or 39.2%, to $8.1 million for the three months ended June 30, 2023 compared to $5.8 million for the three months ended June 30, 2022 due primarily to $118.5 million increase in the average balance to $712.2 million for the three months ended June 30, 2023 from $593.7 million for the three months ended June 30, 2022 and a 64 basis point increase in the average yield from 3.95% for the three months ended June 30, 2022 to 4.59% for the three months ended June 30, 2023. The increase was offset by a $347,000 reserve for nonaccrual interest on a delinquent construction loan.

Interest income on securities increased $38,000, or 3.9%, to $1.0 million for the three months ended June 30, 2023 from $979,000 for the three months ended June 30, 2022 due primarily due to a 63 basis point increase in the average yield from 2.15% for the three months ended June 30, 2022 to 2.78% for the three months ended June 30, 2023 offset by a $36.1 million decrease in the average balance to $146.2 million for the three months ended June 30, 2023 from $182.3 million for the three months ended June 30, 2022.

Interest Expense. Interest expense increased $3.9 million, or 324.0%, from $1.2 million for the three months ended June 30, 2022 to $5.1 million for the three months ended June 30, 2023 due to increases in the average balance and higher costs on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $3.4 million, or 395.5%, to $4.2 million for the three months ended June 30, 2023 from $850,000 for the three months ended June 30, 2022. The increase was due to a 209 basis point increase in the average cost of deposits to 2.68% for the three months ended June 30, 2023 from 0.59% for the three months ended June 30, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $139.4 million to $494.0 million for the three months ended June 30, 2023 from $354.6 million for the three months ended June 30, 2022.

Interest expense on Federal Home Loan Bank borrowings increased $547,000, or 153.5%, from $356,000 for the three months ended June 30, 2022 to $903,000 for the three months ended June 30, 2023. The increase was due to an increase in the average cost of 142 basis points to 3.01% for the three months ended June 30, 2023 from 1.59% for the three months ended June 30, 2022 due to the new borrowings at higher rates. The increase was also due to an increase in the average balance of borrowings of $34.0 million to $120.5 million for the three months ended June 30, 2023 from $86.4 million for the three months ended June 30, 2022.

Net Interest Income. Net interest income decreased $1.4 million, or 24.8%, to $4.3 million for the three months ended June 30, 2023 from $5.7 million for the three months ended June 30, 2022. The decrease reflected a 116 basis point decrease in our net interest rate spread to 1.57% for the three months ended June 30, 2023 from 2.73% for the three months ended June 30, 2022. Our net interest margin decreased 89 basis points to 1.96% for the three months ended June 30, 2023 from 2.85% for the three months ended June 30, 2022.

Provision for Credit Losses. We recorded a $125,000 recovery for credit losses for the three months ended June 30, 2023 compared to a $100,000 provision for loan losses for the three-month period ended June 30, 2022, which reflects a decrease in the loan portfolio and continued to have a low level of delinquent loans in the portfolio, as well as no charge-offs. Non-performing assets were $13.4 million, or 1.42% of total assets, at June 30, 2023. The allowance for loan losses was $2.8 million, or 0.39% of loans outstanding and 21.1% of nonperforming loans, at June 30, 2023. During the three months ended June 30, 2023, the Bank added to non-accrual loans one commercial construction loan located in Totowa, New Jersey that is collateral dependent with a balance of $10.9 million with a loan to value ratio of 46% based on a recent appraisal.

Non-Interest Income. Non-interest income increased by $29,000, or 11.7%, to $283,000 for the three months ended June 30, 2023 from $254,000 for the three months ended June 30, 2022. Gain on sale of loans increased $16,000 and bank-owned life insurance income increased $21,000, or 12.2%, due to higher balances during 2023. These increases were partially offset by a decrease in fee and service charges and other income of $7,000.

Non-Interest Expense. For the three months ended June 30, 2023, non-interest expense increased $38,000, or 1.1%, over the comparable 2022 period. Salaries and employee benefits increased $202,000, or 9.6%, due to a higher employee count. Director fees decreased $44,000, or 21.7%, due to lower pension expense. FDIC insurance premiums increased $73,000, or 135.4%, due to a higher assessment rate in 2023. The increase in advertising expense of $5,000, or 5.4%, was due to additional promotions for branch locations and new promotions on deposit and loan products. Data processing expense decreased $96,000, or 28.9%, professional fees decreased $37,000, or 24.7% and other expense decreased $81,000, or 25.2% due to lower deferred compensation expense and other various expenses.

Income Tax Expense. Income tax expense decreased $410,000, or 65.8%, to $213,000 for the three months ended June 30, 2023 from $623,000 for the three months ended June 30, 2022. The increase was due to $1.2 million of lower taxable income. The effective tax rate for the three months ended June 30, 2023 and 2022 were 19.91% and 27.51%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and June 30, 2022

General. Net income decreased by $1.2 million, or 39.2%, to $1.8 million for the six months ended June 30, 2023 from $3.0 million for the six months ended June 30, 2022. This decrease was primarily due to a decrease of $2.0 million in net interest income, offset by a decrease of $225,000 in the provision for credit losses and a decrease of $637,000 in income tax expense.

Interest Income. Interest income increased $5.2 million, or 39.7%, from $13.2 million for the six months ended June 30, 2022 to $18.4 million for the six months ended June 30, 2023 due to increases in the average balances of and higher yields on interest-earning assets.

Interest income on cash and cash equivalents increased $197,000, or 345.6%, to $254,000 for the six months ended June 30, 2023 from $57,000 for the six months ended June 30, 2022 due a 457 basis point increase in the average yield from 0.25% for the six months ended June 30, 2022 to 4.82% for the six months ended June 30, 2023 due to the higher interest rate environment. This was offset by a $35.4 million decrease in the average balance to $10.6 million for the six months ended June 30, 2023 from $46.0 million for the six months ended June 30, 2022, reflecting the use of excess liquidity to fund loan originations and purchase investment securities.

Interest income on loans increased $4.5 million, or 39.1%, to $15.8 million for the six months ended June 30, 2023 compared to $11.4 million for the six months ended June 30, 2022 due to a $132.3 million increase in the average balance to $715.1 million for the six months ended June 30, 2023 from $582.8 million for the six months ended June 30, 2022 and a 53 basis point increase in the average yield from 3.92% for the six months ended June 30, 2022 to 4.45% for the six months ended June 30, 2023. The increase was offset by a $617,000 reserve for nonaccrual interest on a delinquent construction loan.

Interest income on securities increased $476,000, or 29.1%, to $2.1 million for the six months ended June 30, 2023 from $1.6 million for the six months ended June 30, 2022 due to a 70 basis point increase in the average yield from 2.04% for the six months ended June 30, 2022 to 2.74% for the six months ended June 30, 2023. The increase was offset by a $6.7 million decrease in the average balance of securities to $154.0 million for the six months ended June 30, 2023 from $160.7 million for the six months ended June 30, 2022.

Interest Expense. Interest expense increased $7.2 million, or 306.7%, from $2.4 million for the six months ended June 30, 2022 to $9.6 million for the six months ended June 30, 2023 due to increases in the average balance of and higher costs on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $6.3 million, or 372.9%, to $7.9 million for the six months ended June 30, 2023 from $1.7 million for the six months ended June 30, 2022. The increase was due to a 187 basis point increase in the average cost of interest-bearing deposits to 2.46% for the six months ended June 30, 2023 from 0.59% for the six months ended June 30, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and an increase in the average balances of certificates of deposit of $145.8 million to $498.7 million for the six months ended June 30, 2023 from $352.8 million for the six months ended June 30, 2022.

Interest expense on Federal Home Loan Bank borrowings increased $994,000, or 144.9%, from $686,000 for the six months ended June 30, 2022 to $1.7 million for the six months ended June 30, 2023. The increase was due to an increase in the average cost of 155 basis points to 3.19% for the six months ended June 30, 2023 from 1.64% for the six months ended June 30, 2022 due to the new borrowings at higher rates. The increase was also due to an increase in the average balance of borrowings of $21.7 million to $106.1 million for the six months ended June 30, 2023 from $84.4 million for the six months ended June 30, 2022.

Net Interest Income. Net interest income decreased $2.0 million, or 18.6%, to $8.8 million for the six months ended June 30, 2023 from $10.8 million for the six months ended June 30, 2022. The increase reflected a 100 basis point decrease in our net interest rate spread to 1.61% for the six months ended June 30, 2023 from 2.61% for the six months ended June 30, 2022. Our net interest margin decreased 74 basis points to 2.01% for the six months ended June 30, 2023 from 2.75% for the six months ended June 30, 2022.

Provision for Credit Losses. We recorded a $125,000 credit for credit losses for the six months ended June 30, 2023 compared to a $100,000 provision for credit losses for the six-month period ended June 30, 2022. The Bank had a decrease in the loan portfolio, as well as no charge-offs. Non-performing assets were $13.4 million, or 1.42% of total assets, at June 30, 2023. The allowance for loan losses was $2.8 million, or 0.39% of loans outstanding and 21.1% of nonperforming loans, at June 30, 2023. During the six months ended June 30, 2023, the Bank added to non-accrual loans one commercial construction loan located in Totowa, New Jersey that is collateral dependent with a balance of $10.9 million with a loan to value ratio of 46% based on a recent appraisal. As of January 1, 2023, the Bank adopted CECL and recorded a one-time adjustment of $157,000 to the allowance for credit losses.

Non-Interest Income. Non-interest income decreased by $31,000, or 5.3%, to $567,000 for the six months ended June 30, 2023 from $598,000 for the six months ended June 30, 2022. Gain on sale of loans decreased $58,000, or 66.2%, as loan originations were lower in 2023. Other income decreased $33,000 or 34.0%. These decreases were partially offset by an increase in income from bank-owned life insurance of $51,000, or 15.6%, due to higher balances during 2023.

Non-Interest Expense. For the six months ended June 30, 2023, non-interest expense increased $14,000, or 0.2%, over the comparable 2022 period. Salaries and employee benefits increased $301,000, or 7.2%, due to a higher employee count. Director fees decreased $100,000, or 23.8%, due to lower pension expense. FDIC insurance premiums increased $79,000, or 73.3% due to a higher assessment rate in 2023. Data processing decreased $97,000 or 15.9%, due to the timing of an invoice. The increase in advertising expense of $31,000, or 14.6%, was due to additional promotions for branch locations and new promotions on deposit and loan products. Other expense decreased $223,000, or 34.7%, due to lower deferred compensation expense and other various expenses.

Income Tax Expense. Income tax expense decreased $637,000, or 55.5%, to $511,000 for the six months ended June 30, 2023 from $1.1 million for the six months ended June 30, 2022. The increase was due to $1.9 million, or 43.7%, of lower taxable income. The effective tax rate for the six months ended June 30, 2023 and 2022 were 21.65% and 27.40%, respectively.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and securities, have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management processes and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100, 200, 300 and 400 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as June 30, 2023. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$62,800	$(57,137)	(47.64)%	7.87%	(40.60)%
300 bp	76,878	(43,059)	(35.90)	9.36	(29.36)
200 bp	92,231	(27,706)	(23.10)	10.87	(17.96)
100 bp	107,786	(12,151)	(10.13)	12.29	(7.25)
—	119,937	—	—	13.25
(100) bp	129,673	37,442	8.12	13.88	4.75
(200) bp	146,091	53,860	21.81	15.20	14.72
(300) bp	163,515	43,578	36.33	16.57	25.06
(400) bp	180,564	60,627	50.55	17.81	34.42

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The table above assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

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

As of June 30, 2023, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400	(15.80)%
300	(12.02)
200	(8.01)
100	(3.83)
—	—
(100)	3.42
(200)	5.15
(300)	2.15
(400)	1.69

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At June 30, 2023, we had the ability to borrow up to $330.4 million, of which $127.2 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2023, we had $39.0 million in unsecured lines of credit with three correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2023, cash and cash equivalents totaled $29.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $71.2 million at June 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2023 totaled $350.3 million, or 53.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At June 30, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of June 30, 2023, the Bank is reporting as a qualifying community bank with a ratio of 13.88%.

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss. Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2023 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Except noted below, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 3, 2022, the Company announced that is has received regulatory approval for the repurchase of up to 556,631 shares of its common stock which was approximately 10% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). On May 5, 2023, the Company announced the completion of the repurchase program.

On May 24, 2023, the Company announced it had received regulatory approval for the repurchase of up to 249,920 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of June 30, 2023, 20,300 shares have been repurchased at a cost of $165,000.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved programs for the second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	65,199	$9.75	65,199	5,800
May 1 - 31, 2023	8,000	8.02	8,000	246,320
June 1 - 30, 2023	16,700	8.11	16,700	229,620
Total	89,899	$9.29	89,899

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

3.2	Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2023)

4.1	Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 11, 2023	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: August 11, 2023	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer