Form 10-Q
period 2023-09-30
Bogota Financial Corp.
filed 2023-11-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 13,327,266 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$7,213,903	$8,160,028
Interest-bearing deposits in other banks	17,763,418	8,680,889
Cash and cash equivalents	24,977,321	16,840,917
Securities available for sale, at fair value	68,518,624	85,100,578
Securities held to maturity (fair value of $57,033,705 and $70,699,651, respectively)	65,927,156	77,427,309
Loans, net of allowance of $2,785,949 and $2,578,174, respectively	710,292,859	719,025,762
Premises and equipment, net	7,765,804	7,884,335
Federal Home Loan Bank (FHLB) stock and other restricted securities	7,158,400	5,490,900
Accrued interest receivable	3,672,882	3,966,651
Core deposit intangibles	220,661	267,272
Bank-owned life insurance	30,780,398	30,206,325
Other assets	7,714,828	4,888,954
Total Assets	$927,028,933	$951,099,003
Liabilities and Equity
Non-interest bearing deposits	$33,420,666	$38,653,349
Interest bearing deposits	611,857,823	662,758,100
Total deposits	645,278,489	701,411,449
FHLB advances-short term	39,000,000	59,000,000
FHLB advances-long term	96,314,543	43,319,254
Advance payments by borrowers for taxes and insurance	3,460,726	3,174,661
Other liabilities	5,321,920	4,534,516
Total liabilities	789,375,678	811,439,880

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,373,766 issued and outstanding at September 30, 2023 and 13,699,016 at December 31, 2022	133,737	136,989
Additional paid-in capital	56,688,749	59,099,476
Retained earnings	93,354,828	91,756,673
Unearned ESOP shares (416,491 shares at September 30, 2023 and 436,945 shares at December 31, 2022)	(4,897,099)	(5,123,002)
Accumulated other comprehensive loss	(7,626,960)	(6,211,013)
Total stockholders’ equity	137,653,255	139,659,123
Total liabilities and stockholders’ equity	$927,028,933	$951,099,003

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$7,980,388	$7,018,200	$23,821,545	$18,403,802
Securities
Taxable	994,791	1,013,034	3,042,389	2,582,869
Tax-exempt	13,159	48,027	78,293	115,305
Other interest-earning assets	301,081	96,139	771,584	263,634
Total interest income	9,289,419	8,175,400	27,713,811	21,365,610
Interest expense
Deposits	4,851,926	1,249,693	12,777,907	2,925,685
FHLB advances	1,220,166	716,705	2,900,359	1,402,741
Total interest expense	6,072,092	1,966,398	15,678,266	4,328,426
Net interest income	3,217,327	6,209,002	12,035,545	17,037,184
Provision (recovery) for credit losses	—	175,000	(125,000)	275,000
Net interest income after provision (recovery) for credit losses	3,217,327	6,034,002	12,160,545	16,762,184
Non-interest income
Fees and service charges	61,529	47,090	159,381	136,886
Gain on sale of loans	—	—	29,375	86,913
Bank-owned life insurance	197,873	185,085	574,073	510,527
Other	30,332	37,336	93,660	133,325
Total non-interest income	289,734	269,511	856,489	867,651
Non-interest expense
Salaries and employee benefits	2,274,347	2,154,654	6,737,952	6,316,898
Occupancy and equipment	372,626	347,036	1,114,170	1,033,846
FDIC insurance assessment	132,571	54,000	319,690	162,000
Data processing	205,721	311,106	717,913	920,293
Advertising	126,000	156,145	369,383	368,435
Director fees	159,336	189,424	478,011	607,749
Professional fees	149,251	163,500	412,519	459,253
Other	241,530	262,890	661,300	905,428
Total non-interest expense	3,661,382	3,638,755	10,810,938	10,773,902
(Loss) income before income taxes	(154,321)	2,664,758	2,206,096	6,855,933
Income tax (benefit) expense	(125,268)	734,152	385,801	1,882,423
Net (loss) income	$(29,053)	$1,930,606	$1,820,295	$4,973,510
Earnings (loss) per Share - basic	$(0.00)	$0.14	$0.14	$0.36
Earnings (loss) per Share - diluted	$(0.00)	$0.14	$0.14	$0.36
Weighted average shares outstanding - basic	13,037,903	13,468,751	13,103,951	13,661,851
Weighted average shares outstanding - diluted	13,037,903	13,529,857	13,103,951	13,704,688

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(29,053)	$1,930,606	$1,820,295	$4,973,510
Other comprehensive (loss) income:
Net unrealized loss on securities available for sale:	(1,594,912)	(316,044)	(2,456,233)	(9,416,506)
Tax effect	448,330	88,840	690,448	2,646,981
Net of tax	(1,146,582)	(227,204)	(1,765,785)	(6,769,525)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net (loss) gain included in salaries and employee benefits	(23,016)	57,850	(69,048)	173,550
Tax effect	6,470	(16,261)	19,410	(48,783)
Net of tax	(16,546)	41,589	(49,638)	124,767
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	257,333	364,332	555,677	364,332
Tax effect	(72,336)	(102,414)	(156,201)	(102,414)
Net of tax	184,997	261,918	399,476	261,918
Total other comprehensive (loss) income	(978,131)	76,303	(1,415,947)	(6,382,840)
Comprehensive income (loss) income	$(1,007,184)	$2,006,909	$404,348	$(1,409,330)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders
	Stock Shares	Stock	Capital	Earnings	ESOP shares	Loss	Equity
Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(5,424,206)	$(272,656)	$147,576,211
Net income	—	—	—	1,400,897	—	—	1,400,897
Other comprehensive loss	—	—	—	—	—	(2,358,399)	(2,358,399)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(180,501)	(1,805)	(1,890,310)	—	—	—	(1,892,115)
ESOP Shares released (25,789 shares)	—	—	(9,156)	—	75,301	—	66,145
Balance March 31, 2022	14,425,308	$144,252	$66,580,931	$86,280,709	$(5,348,905)	$(2,631,055)	$145,025,932
Net income	—	—	—	1,642,007	—	—	1,642,007
Other comprehensive loss	—	—	—	—	—	(4,100,744)	(4,100,744)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(217,448)	(2,174)	(2,407,889)	—	—	—	(2,410,063)
ESOP Shares released (25,789 shares)	—	—	(4,832)	—	75,301	—	70,469
Balance June 30, 2022	14,207,860	$142,078	$64,401,403	$87,922,716	$(5,273,604)	$(6,731,799)	$140,460,794
Net income	—	—	—	1,930,606	—	—	1,930,606
Other comprehensive income	—	—	—	—	—	76,303	76,303
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(148,472)	(1,485)	(1,652,461)	—	—	—	(1,653,946)
ESOP Shares released (25,789 shares)	—	—	(3,892)	—	75,301	—	71,409
Balance September 30, 2022	14,059,388	$140,593	$62,978,243	$89,853,322	$(5,198,303)	$(6,655,496)	$141,118,359

Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	$139,659,123
Adoption of ASU 326 credit losses	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	992,707	—	—	992,707
Other comprehensive loss	—	—	—	—	—	(246,175)	(246,175)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(126,660)	(1,266)	(1,401,568)	—	—	—	(1,402,834)
ESOP shares released (25,789 shares)	—	—	(2,916)	—	75,301	—	72,385
Balance March 31, 2023	13,572,356	$135,723	$57,928,185	$92,527,240	$(5,047,701)	$(6,457,188)	$139,086,259
Net income	—	—	—	856,641	—	—	856,641
Other comprehensive loss	—	—	—	—	—	(191,641)	(191,641)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(89,899)	(899)	(839,563)	—	—	—	(840,462)
ESOP shares released (25,789 shares)	—	—	(20,813)	—	75,301	—	54,488
Balance June 30, 2023	13,482,457	$134,824	$57,301,002	$93,383,881	$(4,972,400)	$(6,648,829)	$139,198,478
Net loss	—	—	—	(29,053)	—	—	(29,053)
Other comprehensive loss	—	—	—	—	—	(978,131)	(978,131)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(108,691)	(1,087)	(821,172)	—	—	—	(822,259)
ESOP shares released (25,789 shares)	—	—	(24,274)	—	75,301	—	51,027
Balance September 30, 2023	13,373,766	$133,737	$56,688,749	$93,354,828	$(4,897,099)	$(7,626,960)	$137,653,255

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,820,295	$4,973,510
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	(53,081)	(163,818)
(Recovery) provision for credit losses	(125,000)	275,000
Depreciation of premises and equipment	383,136	358,290
Amortization (accretion) of deferred loan (fees) costs, net	97,891	(78,649)
Amortization of premiums and accretion of discounts on securities, net	4,541	38,625
Deferred income tax (benefit) expense	(111,594)	201,580
Gain on sale of loans	(29,375)	(86,913)
Proceeds from sale of loans	1,875,125	4,640,081
Origination of loans held for sale	(1,845,750)	(3,400,668)
Increase in cash surrender value of bank owned life insurance	(574,073)	(497,830)
Employee stock ownership plan expense	177,900	208,023
Stock based compensation	699,579	699,579
Changes in:
Accrued interest receivable	293,769	(698,724)
Net changes in other assets	(1,518,086)	1,939,009
Net changes in other liabilities	566,354	670,602
Net cash provided by operating activities	1,661,631	9,077,697
Cash flows from investing activities
Purchases of securities held to maturity	(1,000,000)	(23,120,238)
Purchases of securities available for sale	—	(69,461,181)
Maturities, calls, and repayments of securities available for sale	14,121,182	13,753,509
Maturities, calls, and repayments of securities held to maturity	12,500,153	13,044,952
Net decrease (increase) in loans	8,637,206	(137,038,853)
Purchase of Bank Owned Life Insurance	—	(5,000,000)
Purchases of premises and equipment	(264,605)	(184,748)
Purchase of FHLB stock	(6,919,000)	(7,027,200)
Redemption of FHLB stock	5,251,500	5,215,000
Net cash provided by (used in) investing activities	32,326,436	(209,818,759)
Cash flows from financing activities
Net (decrease) increase in deposits	(56,099,671)	70,767,453
Net (decrease) increase in short-term FHLB advances	(20,000,000)	74,000,000
Proceeds from long-term FHLB non-repo advances	75,500,000	—
Repayments of long-term FHLB non-repo advances	(22,472,502)	(30,879,039)
Repurchase of common stock	(3,065,555)	(5,956,124)
Net increase in advance payments from borrowers for taxes and insurance	286,065	1,065,760
Net cash (used in) provided by financing activities	(25,851,663)	108,998,050
Net increase (decrease) in cash and cash equivalents	8,136,404	(91,743,012)
Cash and cash equivalents at beginning of year	16,840,917	105,068,785
Cash and cash equivalents at September 30,	$24,977,321	$13,325,773
Supplemental cash flow information
Income taxes paid	$1,375,000	$1,275,000
Interest paid	15,261,645	4,064,492

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at September 30, 2023 and December 31, 2022.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and nine months ended September 30, 2023 and September 30, 2022, options to purchase 523,619 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Numerator
Net (loss) income	$(29,053)	$1,930,606	$1,820,295	$4,973,510
Denominator:
Weighted average shares outstanding - basic	13,037,903	13,468,751	13,103,951	13,661,851
Effect of stock options	—	61,106	—	42,837
Weighted average shares outstanding - diluted	13,037,903	13,529,857	13,103,951	13,704,688
Earnings per common share:
Basic	$(0.00)	$0.14	$0.14	$0.36
Diluted	(0.00)	0.14	0.14	0.36

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ under different conditions than those assumed.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2022.

Allowance for Credit Losses - Loans and Leases: The current expected credit loss (“CECL”) model requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaces the incurred loss model that delayed the recognition of a credit loss until it was probable that a loss event was incurred.

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

The Company has minimal history of credit losses and therefore uses the Weighted Average Remaining Maturity (WARM) method for all segments and relies on the use of qualitative factors to determine future credit losses.

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

The Company also incorporates a one-year reasonable and supportable loss forecast period to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs a quarterly asset quality review, which includes a review of forecasted gross charge-offs and recoveries, non-performing assets, criticized loans and leases, and risk rating migration. The asset quality review is reviewed by management and the results are used to consider a qualitative overlay to the quantitative baseline. After the one-year reasonable and supportable loss forecast period, this overlay adjustment assumes an immediate reversion to historical loss rates for the remaining loan life period.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an ACL that is deducted from the amortized cost basis. The ACL should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement was affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance was adopted. This Update was effective for Securities and Exchange Commission (“SEC”) filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has no history of credit losses and therefore uses the WARM method and relies on the use of qualitative factors to determine future credit losses. Upon adoption of the CECL method of calculating the ACL on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $222,000, an increase to the ACL of $157,000 and, an increase in the reserve for unfunded liabilities of $152,000. No adjustment was made for the available-for-sale securities portfolio. See note 4 for additional information. The table below includes $125,775 of credit losses on purchased credit impaired (“PCI”) loans that have been added to ACL as per the adoption of ASU 326.

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

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Company. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company’s financial statements.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at September 30, 2023 and December 31, 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(611,727)	$5,388,273
Corporate bonds due in:
Less than one year	1,001,146	—	(3,524)	997,622
One through five years	11,230,530	—	(428,667)	10,801,863
Five through ten years	1,000,000	—	(157,130)	842,870
MBSs – residential	41,981,115	2,247	(7,040,552)	34,942,810
MBSs – commercial	18,803,192	—	(3,258,006)	15,545,186
Total	$80,015,983	$2,247	$(11,499,606)	$68,518,624

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
U.S. treasury bills	$4,971,310	$—	$(43,702)	$4,927,608
U.S. government and agency obligations
One through five years	6,000,000	—	(534,846)	5,465,154
Corporate bonds due in:
Less than one year	3,022,044	—	(37,230)	2,984,814
One through five years	12,182,364	554	(585,085)	11,597,833
Five through ten years	1,000,000	—	(76,600)	923,400
MBSs – residential	44,879,199	2,146	(5,232,300)	39,649,045
MBSs – commercial	22,086,788	—	(2,534,064)	19,552,724
Total	$94,141,705	$2,700	$(9,043,827)	$85,100,578

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

There were no sales of securities during the nine months ended September 30, 2023 or September 30, 2022.

The age of unrealized losses and the fair value of related securities as of  September 30, 2023 and  December 31, 2022 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2023
U.S. government and agency obligations	$—	$—	$5,388,273	$(611,727)	$5,388,273	$(611,727)
Corporate bonds	—	—	12,642,355	(589,321)	12,642,355	(589,321)
MBSs – residential	1,914,159	(200,739)	32,886,252	(6,839,813)	34,800,411	(7,040,552)
MBSs – commercial	-	-	15,545,186	(3,258,006)	15,545,186	(3,258,006)
Total	$1,914,159	$(200,739)	$66,462,066	$(11,298,867)	$68,376,225	$(11,499,606)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
U.S treasury bills	$4,927,608	$(43,702)	$—	$—	$4,927,608	$(43,702)
U.S. government and agency obligations	2,758,248	(241,752)	2,706,906	(293,094)	5,465,154	(534,846)
Corporate bonds	11,859,089	(392,367)	2,647,402	(306,548)	14,506,491	(698,915)
MBSs – residential	16,474,573	(1,557,718)	22,801,879	(3,674,582)	39,276,452	(5,232,300)
MBSs – commercial	9,449,159	(857,122)	10,103,565	(1,676,942)	19,552,724	(2,534,064)
Total	$45,468,677	$(3,092,661)	$38,259,752	$(5,951,166)	$83,728,429	$(9,043,827)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At September 30, 2023, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at September 30, 2023. As of September 30, 2023, no ACL was required on available-for-sale securities. At  December 31, 2022 the Bank did not consider these securities to be other-than-temporary impaired. At September 30, 2023 and December 31, 2022, securities available for sale with a carrying value of $114,221 and $126,662 were pledged to secure public deposits. There were 47 securities in a loss position at September 30, 2023.

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

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at September 30, 2023 and December 31, 2022:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(476,670)	$9,523,330
Five through ten years	3,000,000	—	(486,441)	2,513,559
Corporate bonds due in:
One through five years	2,453,761	—	(67,353)	2,386,408
Five through ten years	17,288,710	—	(2,370,801)	14,917,909
Municipal obligations due in:
One through five years	901,836	—	(74,403)	827,433
Five through ten years	375,000	—	(12,934)	362,066
Greater than ten years	1,724,997	—	(356,062)	1,368,935
MBSs:
Residential	12,909,061	7,620	(1,776,289)	11,140,392
Commercial	17,273,791	—	(3,280,118)	13,993,673
Total	$65,927,156	$7,620	$(8,901,071)	$57,033,705

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(456,850)	$9,543,150
Five through ten years	3,000,000	—	(466,866)	2,533,134
Corporate bonds due in:
One through five years	2,444,729	1,269	(55,836)	2,390,162
Five through ten years	15,825,262	54,738	(1,045,557)	14,834,443
Municipal obligations due in:
Less than one year	7,706,402	—	(36,250)	7,670,152
One through five years	902,545	—	(84,742)	817,803
Five through ten years	375,000	1,286	—	376,286
Greater than ten years	1,728,184	—	(346,586)	1,381,598
MBSs:
Residential	14,425,827	410	(1,431,861)	12,994,376
Commercial	21,019,360	—	(2,860,813)	18,158,547
Total	$77,427,309	$57,703	$(6,785,361)	$70,699,651

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The age of unrecognized losses and the fair value of related securities were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2023
U.S. government and agency obligations	$—	$—	$12,036,889	$(963,111)	$12,036,889	$(963,111)
Corporate bonds	2,833,496	(118,025)	14,470,822	(2,320,129)	17,304,318	(2,438,154)
Municipal bonds	362,066	(12,934)	2,196,368	(430,465)	2,558,434	(443,399)
MBSs – residential	34,596	(2)	10,050,189	(1,776,287)	10,084,785	(1,776,289)
MBSs – commercial	—	—	13,993,672	(3,280,118)	13,993,672	(3,280,118)
Total	$3,230,158	$(130,961)	$52,747,940	$(8,770,110)	$55,978,098	$(8,901,071)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
U.S. government and agency obligations	$9,543,150	$(456,850)	$2,533,134	$(466,866)	$12,076,284	$(923,716)
Corporate bonds	11,464,282	(680,447)	3,329,054	(420,946)	14,793,336	(1,101,393)
Municipal bonds	7,670,152	(36,250)	2,199,401	(431,328)	9,869,553	(467,578)
MBSs – residential	2,008,303	(101,341)	10,809,648	(1,330,520)	12,817,951	(1,431,861)
MBSs – commercial	7,383,822	(282,984)	10,774,725	(2,577,829)	18,158,547	(2,860,813)
Total	$38,069,709	$(1,557,872)	$29,645,962	$(5,227,489)	$67,715,671	$(6,785,361)

No ACL on the securities above has been recorded because the issuers of the securities are of high credit quality and the decline in fair value was due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. At September 30, 2023 and December 31, 2022, securities held to maturity with a carrying amount of $1,709,280 and $5,293,804, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 55 securities in a loss position at September 30, 2023. At  December 31, 2022 the Bank did not consider these securities to be other-than-temporary impaired. At September 30, 2023 and December 31, 2022, securities held to maturity with a carrying value of $5,079,376 and $5,293,804, respectively, were pledged to secure public deposits.

NOTE 4 – LOANS

In conjunction with the adoption of ASC 326, the Company made certain loan portfolio segment reclassifications to conform to the new ACL methodology. Loans and these related reclassifications, are summarized as follows at September 30, 2023 and December 31, 2022:

		Pre Adoption		Post Adoption
	September 30,	December 31,	The effect of	December 31,
	2023	2022	adoption	2022
Real estate:	(unaudited)
Residential First Mortgage	$488,056,539	$495,689,840	$29,589,213	$466,100,627
Commercial and Multi-Family Real Estate	—	—	(162,338,669)	162,338,669
Commercial Real Estate	99,503,713	96,030,721	96,030,721	—
Multi-Family Real Estate	68,264,208	66,400,713	66,400,713	—
Construction	51,537,604	61,825,478	—	61,825,478
Commercial and Industrial	5,697,696	1,684,189	—	1,684,189
Consumer:
Home Equity and Other Consumer	—	—	(29,654,973)	29,654,973
Consumer	19,048	98,770	98,770	—
Total loans	713,078,808	721,729,711	125,775	721,603,936
Allowance for credit losses	(2,785,949)	(2,860,949)	(282,775)	(2,578,174)
Net loans	$710,292,859	$718,868,762	$(157,000)	$719,025,762

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At September 30, 2023 and December 31, 2022, such loans totaled $1,629,412 and $1,739,725, respectively. At September 30, 2023 and December 31, 2022, deferred loan fees were $3,012,686 and $3,078,612, respectively.

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months
September 30, 2023
Allowance for credit losses:
Beginning balance	$1,811,547	$539,002	$265,000	$159,000	$11,400	$—	$2,785,949
Provision for (recovery) of credit losses	(17,720)	(5,505)	4,925	11,700	6,600	—	—
Loans charged off	—	—		—	—	—	—
Recoveries	—	—		—	—	—	—
Total ending allowance balance	$1,793,827	$533,497	$269,925	$170,700	$18,000	$—	$2,785,949

	Residential First Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
September 30, 2022
Allowance for loan losses:
Beginning balance	$1,251,924	$680,000	$232,000	$7,000	$82,250	$2,253,174
Provision for (recovery) of loan losses	161,850	(32,000)	36,500	(1,100)	9,750	175,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,413,774	$648,000	$268,500	$5,900	$92,000	$2,428,174

Nine Months Ended September 30, 2023	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total

Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for (recovery) of credit losses	77,324	10,520	10,156	(89,300)	14,000	(97,700)	(75,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,793,827	$533,497	$269,925	$170,700	$18,000	$—	$2,785,949

	Residential First Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other	Total
September 30, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for (recovery) of loan losses	321,300	(120,600)	73,500	(3,500)	4,300	275,000
Loans charged off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$1,413,774	$648,000	$268,500	$5,900	$92,000	$2,428,174

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2022:

	Residential First Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Home Equity & Other consumer	Total
December 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33,000	$—	$—	$—	$—	$33,000
Collectively evaluated for impairment	1,569,534	615,480	258,500	3,960	97,700	2,545,174
Total ending allowance balance	$1,602,534	$615,480	$258,500	$3,960	$97,700	$2,578,174
Loans:
Loans individually evaluated for impairment	$819,590	$—	$—	$—	$37,069	$856,659
Loans collectively evaluated for impairment	462,439,940	160,990,186	61,825,478	1,684,189	29,586,787	716,526,580
Loans acquired with deteriorated credit quality	2,841,097	1,348,483	—	—	31,117	4,220,697
Total ending loan balance	$466,100,627	$162,338,669	$61,825,478	$1,684,189	$29,654,973	$721,603,936

Impaired loans as of  December 31, 2022 were as follows:

				Amount of
	Loans		Average	allowance for
	With no related	Loans with an	of individually	loan losses
	allowance recorded	allowance recorded	Impaired loans	allocated
Residential First Mortgage	$1,199,278	$171,616	$1,300,615	$33,000
Commercial and Multi-Family Real Estate	488,222	—	488,196	—
Construction	—	—	—	—
Commercial and Industrial	—	—	—	—
Home Equity and Other Consumer	37,069	—	26,298	—
	$1,724,569	$171,616	$1,815,109	$33,000

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at September 30, 2023:

Portfolio segment	Real estate	Other
Residential First Mortgage	$—	$—
Commercial Real Estate	—	—
Multi-Family Real Estate	—	—
Construction	10,955,010	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$10,955,010	$—

Interest income recognized on impaired loans for the nine months ended September 30, 2022 was nominal.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual, by class of loans as of December 31, 2022:

		Loans Past
		Due 90 Days
		or More Still
	Nonaccrual	Accruing
December 31, 2022
Residential First Mortgage	$819,590	$—
Home Equity and Other Consumer	37,069	—
Total	$856,659	$—

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

No nonaccrual loans have specific reserves as of September 30, 2023 and the Bank had no other real estate owned at either September 30, 2023 or December 31, 2022.

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
September 30, 2023
Residential First Mortgage	$819,590	$1,322,554	$1,322,554	$—	$—
Commercial Real Estate		495,273	495,273
Construction	—	10,955,010	10,955,010	—	—
Consumer	37,069	—	—	—	—
Total	$856,659	$12,772,837	$12,772,837	$—	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2023 and December 31, 2022, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2023
Residential First Mortgage	$—	$301,093	$950,620	$1,251,713	$486,804,826	$488,056,539
Commercial Real Estate	—	6,856,465	454,076	7,310,541	92,193,172	99,503,713
Multi-Family Real Estate	—	—	—	—	68,264,208	68,264,208
Construction	—	—	10,893,713	10,893,713	40,643,891	51,537,604
Commercial and Industrial	—	—	—	—	5,697,696	5,697,696
Consumer	—	—	—	—	19,048	19,048
Total	$—	$7,157,558	$12,298,409	$19,455,967	$693,622,841	$713,078,808

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	PCI loans	Total
December 31, 2022
Residential First Mortgage	$—	$360,849	$279,515	$640,364	$462,619,166	$2,841,097	$466,100,627
Commercial and Multi-Family Real Estate	—	—	—	—	160,990,186	1,348,483	162,338,669
Construction	—	—	—	—	61,825,478	—	61,825,478
Commercial and Industrial	—	—	—	—	1,684,189	—	1,684,189
Home Equity and Other Consumer	92,977	—	19,122	112,099	29,511,757	31,117	29,654,973
Total	$92,977	$360,849	$298,637	$752,463	$716,630,776	$4,220,697	$721,603,936

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$4,145,356	$112,861,904	$38,626,930	$29,173,605	$26,785,339	$119,544,930	$155,600,451	$486,738,515
Special Mention	—	—	—	191,892	170,249	391,785	107,538	861,464
Substandard	—	—	—	—	—	170,615	285,945	456,560
Doubtful	—	—	—	—	—	—	—	—
Total	4,145,356	112,861,904	38,626,930	29,365,497	26,955,588	120,107,330	155,993,934	488,056,539
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	3,083,244	—	6,431,819	5,537,490	11,964,001	72,033,083	99,049,637
Special Mention	—	—	—	—	—	—	454,076	454,076
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	3,083,244	—	6,431,819	5,537,490	11,964,001	72,487,159	99,503,713
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	2,387,471	—	1,175,917	—	2,159,199	62,541,621	68,264,208
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	2,387,471	—	1,175,917	—	2,159,199	62,541,621	68,264,208
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	40,643,891	40,643,891
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	51,537,604	51,537,604
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	253,500	—	221,671	627,290	149,854	—	4,445,381	5,697,696
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	253,500	—	221,671	627,290	149,854	—	4,445,381	5,697,696
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	19,048	19,048
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	19,048	19,048
Total loans	$4,398,856	$118,332,619	$38,848,601	$37,600,523	$32,642,932	$134,230,530	$347,024,747	$713,078,808

		Special
	Pass	Mention	Substandard	Totals
December 31, 2022
Residential First Mortgage	$465,089,495	$555,965	$455,167	$466,100,627
Commercial and Multi-Family Real Estate	162,338,669	—	—	162,338,669
Construction	61,825,478	—	—	61,825,478
Commercial and Industrial	1,684,189	—	—	1,684,189
Home Equity and Other Consumer	29,617,904	19,122	17,947	29,654,973
Total	$720,555,735	$575,087	$473,114	$721,603,936

There were no loan modifications for the nine-month period ended  September 30, 2023.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – STOCK BASED COMPENSATION

At the annual meeting held on May 27, 2021, stockholders of the Company approved the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of the Company common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. Grants of restricted common stock were issued from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2023 and September 30, 2022, approximately $118,000 and $354,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 135,911 non-vested restricted shares outstanding at September 30, 2023 was approximately $1.6 million over a period of four years.

The following is a summary of the Company's restricted stock activity during the nine months ended September 30, 2023:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2023	181,215	$10.45
Granted	—	—
Vested	45,304	10.45
Forfeited	—	—
Outstanding, September 30, 2023	135,911	$10.45

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2023 and September 30, 2022, approximately $115,000 and $345,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 314,171 non-vested options outstanding at September 30, 2023 was $1.5 million over the vesting period of four years.

The following is a summary of the Company's option activity during the nine months ended September 30, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	523,619	$10.45	6.5	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding, September 30, 2023	523,619	$10.45	5.6	$—
Options exercisable at September 30, 2023	209,448			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended September 30, 2023 and 2022, $51,000 and $71,000 was incurred as expense for the plan, respectively. During the nine months ended September 30, 2023 and 2022, $178,000 and $208,000 was incurred as expense for the plan, respectively. As of September 30, 2023, 107,128 shares have been allocated and 416,491 shares are unallocated with a fair value of $3.5 million.

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

Interest Rate Swaps. At September 30, 2023, the Company had two interest rate swaps with a notional amounts of $20.0 million hedging on certain FHLB advances and brokered deposits. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2022, the Company had one interest rate swap with a notional amount of $10.0 million to hedge certain FHLB advances. At both September 30, 2023 and December 31, 2022, the Company had no interest rate swaps in place with commercial banking customers.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2023:

		September 30,	December 31,
		2023	2022
		Asset Derivative	Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Other Assets	$879,740	$324,062
Total derivative instruments		$879,740	$324,062

For the nine months ended September 30, 2023, unrealized gains of $879,740 were recorded for changes in fair value of interest rate swaps with third parties and at September 30, 2023, accrued interest was $70,000. For the nine months ended September 30, 2023, the net effect on interest expense was a reduced expense of $254,000.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2023
Securities available for sale:
U.S. government and agency obligations	$5,388,273	$—	$5,388,273	$—
Corporate bonds	12,642,355	—	12,642,355	—
Cash flow hedge	879,740		879,740	—
MBSs - residential	34,942,810	—	34,942,810	—
MBSs - commercial	15,545,186	—	15,545,186	—
	$69,398,364	$—	$69,398,364	$—
As of December 31, 2022
Securities available for sale:
U.S. treasury bills	$4,927,608	$4,927,608	$—	$—
U.S. government and agency obligations	5,465,154	—	5,465,154	—
Corporate bonds	15,506,047	—	15,506,047	—
Cash flow hedge	324,062		324,062	—
MBSs - residential	39,649,045	—	39,649,045	—
MBSs - commercial	19,552,724	—	19,552,724	—
	$85,424,640	$4,927,608	$80,497,032	$—

There were no transfers between level 1 and level 2 during the nine months ended September 30, 2023.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at September 30, 2023 and December 31, 2022, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2023
Financial instruments - assets
Investment securities held-to-maturity	$65,927	$57,034	$—	$57,034	$—
Loans and loans held for sale	710,293	623,859	—	—	623,859
Financial instruments - liabilities
Certificates of deposit	498,918	494,739	—	494,739	—
Borrowings	135,315	131,613	—	131,613	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2022
Financial instruments - assets
Investment securities held-to-maturity	$77,427	$70,700	$—	$70,700	$—
Loans and loans held for sale	719,026	658,250	—	—	658,250
Financial instruments - liabilities
Certificates of deposit	492,593	491,638	—	491,638	—
Borrowings	102,319	98,885	—	98,885	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
September 30, 2023
Beginning balance	$(7,118,869)	$22,592	$447,448	$(6,648,829)
Other comprehensive (loss) income before reclassification	(1,146,582)	—	184,997	(961,585)
Amounts reclassified	—	(16,546)	—	(16,546)
Net period comprehensive (loss) income	(1,146,582)	(16,546)	184,997	(978,131)
Ending balance	$(8,265,451)	$6,046	$632,445	$(7,626,960)

September 30, 2022
Beginning balance at July 1, 2022	$(6,525,164)	$(206,635)	$—	$(6,731,799)
Other comprehensive (loss) income before reclassification	(227,204)	—	261,918	34,714
Amounts reclassified	—	41,589	—	41,589
Net period comprehensive (loss) income	(227,204)	—	261,918	76,303
Ending balance at September 30, 2022	$(6,752,368)	$(165,046)	$261,918	$(6,655,496)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Nine months ended September 30, 2023
Beginning balance	$(6,499,666)	$55,684	$232,969	$(6,211,013)
Other comprehensive (loss) income before reclassification	(1,765,785)	—	399,476	(1,366,309)
Amounts reclassified	—	(49,638)	—	(49,638)
Net period comprehensive (loss) income	(1,765,785)	(49,638)	399,476	(1,415,947)
Ending balance	$(8,265,451)	$6,046	$632,445	$(7,626,960)

September 30, 2022
Beginning balance	$17,158	$(289,814)	$—	$(272,656)
Other comprehensive (loss) income before reclassification	(6,769,526)	—	261,918	(6,507,608)
Amounts reclassified	—	124,768	—	124,768
Net period comprehensive (loss) income	(6,769,526)	124,768	261,918	(6,382,840)
Ending balance	$(6,752,368)	$(165,046)	$261,918	$(6,655,496)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected including potential recessionary conditions;

●	changes in the level and direction of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates of the adequacy of the allowance for credit losses;

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●

our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

● a potential government shutdown

●	our ability to retain key employees;

●	risks as it relates to cyber security against our information technology and those of our third-party providers and vendors;

●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K at and for the year ended December 31, 2022. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changed the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy. Other than the adoption of ASC 326, there have been no significant changes to the Company's critical accounting policies since December 31, 2022.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Assets decreased $24.1 million, or 2.5%, from $951.1 million at  December 31, 2022 to $927.0 million at September 30, 2023 primarily due to a $8.7 million, or 1.2%, decrease in loans, a $16.6 million, or 19.5%, decrease in securities available for sale and a $11.5 million, or 14.9%, decrease in securities held to maturity, offset by a $8.1 million, or 48.3%, increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $8.1 million, or 48.3%, to $25.0 million at September 30, 2023 from $16.8 million at December 31, 2022. The increase was primarily due to loan and investment repayments and excess cash from the increase in long-term FHLB advances during the nine months ended September 30, 2023.

Securities Available for Sale. Securities available for sale decreased $16.6 million, or 19.5%, to $68.5 million at September 30, 2023 from $85.1 million at December 31, 2022. The decrease was due to a $4.9 million decrease in U.S treasury bills, a $2.9 million decrease in corporate bonds and a $8.7 million decrease in mortgage-backed securities.

Securities Held to Maturity. Securities held to maturity decreased $11.5 million, or 14.9%, to $65.9 million at September 30, 2023 from $77.4 million at December 31, 2022, due to a $7.7 million decrease in municipal bonds and a $5.3 million decrease in mortgage-backed securities offset by the purchase of a $1.5 million corporate bond.

Net Loans.  Net loans decreased $8.7 million, or 1.2%, to $710.3 million at September 30, 2023 from $719.0 million at December 31, 2022. The decrease was due to a decrease of $7.6 million, or 1.5%, in one- to four-residential real estate loans to $488.1 million from $495.7 million at December 31, 2022 and a decrease of $10.3 million, or 16.6%, in construction loans to $51.5 million at September 30, 2023 from $61.8 million at December 31, 2022, offset by a $4.0 million, or 238.3%, increase in commercial and industrial loans to $5.7 million at September 30, 2023 from $1.7 million as of December 31, 2022, an increase of $3.5 million, or 3.6%, in commercial real estate loans to $99.5 million at September 30, 2023 from $96.0 million at December 31, 2022 and an increase of $1.9 million, or 2.8%, in multi-family real estate loans to $68.3 million at September 30, 2023 from $66.4 million at December 31, 2022. The decrease in one- to four-residential and construction loans reflect less opportunities and decreased demand due to the higher interest rate environment.  As of September 30, 2023 and December 31, 2022, the Bank had no loans held for sale. Upon adoption of the CECL method of calculating the allowance for credit losses on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $220,000, an increase to the allowance for credit losses of $157,000 and an increase in the reserve for unfunded liabilities of $152,000.

Delinquent loans increased $18.0 million to $19.5 million, or 2.74% of total loans, at September 30, 2023. The increase was mostly due to one commercial construction loan located in Totowa New Jersey with a balance of $10.9 million with a loan to value ratio of 46%. During the same timeframe, non-performing assets increased to $12.3 million and were 1.33% of total assets at September 30, 2023. The Company’s allowance for credit losses was 0.39% of total loans and 22.62% of non-performing loans at September 30, 2023 compared to 0.36% of total loans and 136.3% of non-performing loans at December 31, 2022.  The Bank does not have any exposure to commercial real estate loans secured by office space.

Total Liabilities. Total liabilities decreased $22.1 million, or 2.7%, to $789.4 million as of September 30, 2023 from $811.4 as of December 31, 2022, mainly due to a $56.1 million decrease in deposits, offset by a $33.0 million increase in borrowings.

Deposits. Deposits decreased $56.1 million, or 8.0%, to $645.3 million at September 30, 2023 from $701.4 million at December 31, 2022. The decrease in deposits reflected a decrease in interest-bearing deposits of $50.9 million, or 7.7%, to $611.9 million as of September 30, 2023 from $662.8 million at December 31, 2022 due to decreases in checking, savings and money market accounts, offset by an increase in certificates of deposit.  Non-interest bearing deposits also decreased $5.2 million, or 13.5%, to $33.4 million as of September 30, 2023 from $38.7 million as of December 31, 2022.  The decreases in reflected customers’ desire to see higher-yielding accounts in the higher interest rate environment.

At September 30, 2023, municipal deposits totaled $41.9 million, which represented 6.5% of total deposits, and brokered deposits totaled $55.0 million, which represented 8.5% of deposits. At December 31, 2022, municipal deposits totaled $57.5 million, which represented 8.2% of deposits, and brokered deposits totaled $58.6 million, which represented 8.4% of total deposits. At September 30, 2023, uninsured deposits represented 6.6% of deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $33.0 million, or 32.2%, to $135.3 million at September 30, 2023 from $102.3 million at December 31, 2022, as long-term advances increased $53.0 million, offset by a decrease in short-term advances of $20.0 million. The weighted average rate of borrowings was 4.37% and 3.36% as of September 30, 2023 and December 31, 2022, respectively. The increase in advances was used to offset withdrawals on deposits. Total borrowing capacity at the Federal Home Loan Bank was $320.2 million at September 30, 2023, of which $135.3 million was advanced.

Total Equity. Stockholders’ equity decreased $2.0 million to $137.7 million, primarily due to the repurchase of 325,250 shares of stock during the nine months ended September 30, 2023 at a cost of $3.1 million and increased accumulated other comprehensive loss for securities available for sale of $1.4 million, offset by $1.8 million of net income for the nine months ended September 30, 2023. At September 30, 2023, the Company’s ratio of average stockholders’ equity-to-total assets was 14.88%, compared to 15.61% at December 31, 2022.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$12,764	$168	5.21%	$5,912	$31	2.05%
Loans	710,725	7,981	4.45%	670,145	7,019	4.15%
Securities	138,479	1,008	2.91%	182,626	1,061	2.32%
Other interest-earning assets	6,620	132	8.04%	6,629	65	3.99%
Total interest-earning assets	868,588	9,289	4.25%	865,312	8,176	3.75%

Non-interest-earning assets	54,179			51,273
Total assets	$922,767			$916,585
Liabilities and equity:
NOW and money market accounts	$74,785	$354	1.88%	$138,015	$173	0.50%
Savings accounts	46,177	214	1.83%	60,912	40	0.26%
Certificates of deposit	498,082	4,284	3.41%	403,223	1,037	1.02%
Total interest-bearing deposits	619,044	4,852	3.11%	602,150	1,250	0.82%

Federal Home Loan Bank advances (1)	125,344	1,220	3.86%	128,534	717	2.30%
Total interest-bearing liabilities	744,388	6,072	3.24%	730,684	1,967	1.08%
Non-interest-bearing deposits	38,257			40,028
Other non-interest-bearing liabilities	1,727			4,232
Total liabilities	784,372			774,944

Total equity	138,395			141,641
Total liabilities and equity	$922,767			$916,585
Net interest income		$3,217			$6,209
Interest rate spread (2)			1.01%			2.68%
Net interest margin (3)			1.47%			2.85%
Average interest-earning assets to average interest-bearing liabilities	116.68%			118.42%

(1)         Cash flow hedges are used to manage interest rate risk. During the three months ended September 30, 2023, the net effect on interest expense on the Federal Home Loan Bank advances was a reduced expense of $115,000.

(2)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,352	$423	4.98%	$32,485	$88	0.36%
Loans	713,603	23,822	4.46%	612,252	18,404	4.01%
Securities	148,802	3,121	2.80%	168,081	2,698	2.14%
Other interest-earning assets	6,110	348	7.62%	5,458	175	4.30%
Total interest-earning assets	879,867	27,714	4.20%	818,276	21,365	3.49%
Non-interest-earning assets	54,380			52,040
Total assets	$934,247			$870,316
Liabilities and equity:
NOW and money market accounts	$91,781	$1,089	1.59%	$146,653	$610	0.56%
Savings accounts	49,529	375	1.01%	64,509	126	0.26%
Certificates of deposit	498,460	11,314	3.03%	369,808	2,189	0.79%
Total interest-bearing deposits	639,770	12,778	2.67%	580,970	2,925	0.67%
Federal Home Loan Bank advances (1)	110,875	2,900	3.50%	97,571	1,403	1.92%
Total interest-bearing liabilities	750,645	15,678	2.79%	678,541	4,328	0.85%
Non-interest-bearing deposits	38,253			44,256
Other non-interest-bearing liabilities	6,351			3,705
Total liabilities	795,249			726,502
Total equity	138,998			143,814
Total liabilities and equity	$934,247			$870,316
Net interest income		$12,036			$17,037
Interest rate spread (2)			1.41%			2.63%
Net interest margin (3)			1.82%			2.78%
Average interest-earning assets to average interest-bearing liabilities	117.21%			120.59%

(1)     Cash flow hedges are used to manage interest rate risk. During the nine months ended September 30, 2023, the net effect on interest expense on the Federal Home Loan Bank advances was a reduced expense of $254,000.

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

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to			Compared to
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$59	$79	$138	$(129)	$463	$334
Loans receivable	439	523	962	3,229	2,189	5,418
Securities	(1,076)	1,023	(53)	(487)	910	423
Other interest earning assets	(1)	68	67	23	150	173
Total interest-earning assets	(579)	1,693	1,114	2,636	3,712	6,348

Interest expense:
NOW and money market accounts	(517)	698	181	(430)	909	479
Savings accounts	(67)	241	174	(54)	303	249
Certificates of deposit	296	2,951	3,247	997	8,128	9,125
Federal Home Loan Bank advances	(124)	627	503	213	1,284	1,497
Total interest-bearing liabilities	(412)	4,517	4,105	726	10,624	11,350
Net increase (decrease) in net interest income	$(167)	$(2,824)	$(2,991)	$1,910	$(6,912)	$(5,002)

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

General. Net income decreased by $2.0 million, or 101.5%, to a net loss of $29,000 for the three months ended September 30, 2023 from net income of $1.9 million for the three months ended September 30, 2022.   This decrease was primarily due to a decrease of $3.0 million in net interest income, partially offset by a decrease of $175,000 in the provision for credit losses and a decrease of $859,000 in income tax expense.

Interest Income. Interest income increased $1.1 million, or 13.6%, from $8.2 million for the three months ended September 30, 2022 to $9.3 million for the three months ended September 30, 2023 due to increases in the average balances of loans and higher yields on interest-earning assets.

Interest income on cash and cash equivalents increased $138,000, or 441.9%, to $168,000 for the three months ended September 30, 2023 from $31,000 for the three months ended September 30, 2022 due a 316 basis point increase in the average yield from 2.05% for the three months ended September 30, 2022 to 5.21% for the three months ended September 30, 2023 due to the higher interest rate environment.  The increase was also due to a $6.9 million increase in the average balance to $12.8 million for the three months ended September 30, 2023 from $5.9 million for the three months ended September 30, 2022, reflecting an increase in liquidity due to lower loan originations.

Interest income on loans increased $962,000, or 13.7%, to $8.0 million for the three months ended September 30, 2023 compared to $7.0 million for the three months ended September 30, 2022 due primarily to $40.6 million increase in the average balance to $710.7 million for the three months ended September 30, 2023 from $670.1 million for the three months ended September 30, 2022 and a 30 basis point increase in the average yield from 4.15% for the three months ended September 30, 2022 to 4.45% for the three months ended September 30, 2023. The increase was offset by a $348,000 reserve for nonaccrual interest on a delinquent construction loan.

Interest income on securities decreased $53,000, or 5.0%, to $1.0 million for the three months ended September 30, 2023 from $1.1 million for the three months ended September 30, 2022  primarily due to a $44.1 million decrease in the average balance to $138.5 million for the three months ended September 30, 2023 from $182.6 million for the three months ended September 30, 2022  offset by a 59 basis point increase in the average yield from 2.32% for the three months ended September 30, 2022 to 2.91% for the three months ended September 30, 2023.

Interest Expense. Interest expense increased $4.1 million, or 208.7%, from $2.0 million for the three months ended September 30, 2022 to $6.1 million for the three months ended September 30, 2023 primarily due to increases in the average balance of and higher costs on interest -bearing liabilities.

Interest expense on interest-bearing deposits increased $3.6 million, or 288.2%, to $4.9 million for the three months ended September 30, 2023 from $1.3 million for the three months ended September 30, 2022. The increase was due to a 229 basis point increase in the average cost of deposits to 3.11% for the three months ended September 30, 2023 from 0.82% for the three months ended September 30, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit.  The average balances of certificates of deposit increased $94.9 million to $498.1 million for the three months ended September 30, 2023 from $403.2 million for the three months ended September 30, 2022 while NOW and money market accounts and savings accounts decreased $63.2 million and $14.7 million for the three months ended September 30, 2023, respectively, compared to the three months ended September 30, 2022.

Interest expense on Federal Home Loan Bank borrowings increased $503,000, or 70.2%, from $717,000 for the three months ended September 30, 2022 to $1.2 million for the three months ended September 30, 2023. The increase was due to an increase in the average cost of 156 basis points to 3.86% for the three months ended September 30, 2023 from 2.30% for the three months ended September 30, 2022 due to higher rate borrowings at higher rates. The increase was partially offset by a decrease in the average balance of borrowings of $3.2 million to $125.3 million for the three months ended September 30, 2023 from $128.5 million for the three months ended September 30, 2022.

Net Interest Income. Net interest income decreased $3.0 million, or 48.2%, to $3.2 million for the three months ended September 30, 2023 from $6.2 million for the three months ended September 30, 2022.  The decrease reflected a 167 basis point decrease in our net interest rate spread to 1.01% for the three months ended September 30, 2023 from 2.68% for the three months ended September 30, 2022. Our net interest margin decreased 138 basis points to 1.47% for the three months ended September 30, 2023 from 2.85% for the three months ended September 30, 2022.

Provision for Credit Losses. We recorded no provision for credit losses for the three months ended September 30, 2023 compared to a $175,000 provision for credit losses for the three-month period ended September 30, 2022 due to a decrease in the loan portfolio and the absence of charge-offs, offset by increases in delinquent and nonaccrual loans.

Non-Interest Income. Non-interest income increased by $20,000, or 7.5%, to $290,000 for the three months ended September 30, 2023 from $270,000 for the three months ended September 30, 2022.  Bank-owned life insurance income increased $13,000, or 7.0%, due to higher balances during 2023. The increase was also due to an increase in fee and service charges of $14,000, or 29.7%, due to a higher collection of late charges.

Non-Interest Expense. For the three months ended September 30, 2023, non-interest expense increased $23,000, or 0.6%, over the comparable 2022 period. Salaries and employee benefits increased $120,000, or 5.6%, due to a higher employee count. Director fees decreased $30,000, or 15.9%, due to lower pension expense. FDIC insurance premiums increased $79,000, or 145.5%, due to a higher assessment rate in 2023. The decrease in advertising expense of $30,000, or 19.3%, was due to reduced promotions for branch locations and less promotions on deposit and loan products. Data processing expense decreased $105,000, or 33.9%, due to lower processing costs. Professional fees decreased $14,000, or 8.7%, due to lower legal expense. Other expense decreased $21,000, or 8.1%, due to lower deferred compensation expense and other various expenses.

Income Tax Expense. Income tax expense decreased $859,000, or 117.1%, to a benefit of $125,000 for the three months ended September 30, 2023 from a $734,000 expense for the three months ended September 30, 2022. The decrease was due to $2.8 million of lower taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and September 30, 2022

General. Net income decreased by $3.2 million, or 63.4%, to $1.8 million for the nine months ended September 30, 2023 from $5.0 million for the nine months ended September 30, 2022. This decrease was primarily due to a decrease of $5.0 million in net interest income, offset by a decrease of $400,000 in the provision for credit losses and a decrease of $1.5 million in income tax expense.

Interest Income. Interest income increased $6.3 million, or 29.7%, from $21.4 million for the nine months ended September 30, 2022 to $27.7 million for the nine months ended September 30, 2023 due to increases in the average balances of loans and higher yields on interest-earning assets.

Interest income on cash and cash equivalents increased $335,000, or 380.7%, to $423,000 for the nine months ended September 30, 2023 from $88,000 for the nine months ended September 30, 2022 due a 462 basis point increase in the average yield from 0.36% for the nine months ended September 30, 2022 to 4.98% for the nine months ended September 30, 2023 due to the higher interest rate environment. This was offset by a $21.1 million decrease in the average balance to $11.4 million for the nine months ended September 30, 2023 from $32.5 million for the nine months ended September 30, 2022, reflecting the use of excess liquidity to fund loan originations and purchase investment securities.

Interest income on loans increased $5.4 million, or 29.4%, to $23.8 million for the nine months ended September 30, 2023 compared to $18.4 million for the nine months ended September 30, 2022 due primarily to a $101.4 million increase in the average balance to $713.6 million for the nine months ended September 30, 2023 from $612.3 million for the nine months ended September 30, 2022 and a 45 basis point increase in the average yield from 4.01% for the nine months ended September 30, 2022 to 4.46% for the nine months ended September 30, 2023. The increase was offset by a $1.0 million reserve for nonaccrual interest on a delinquent construction loan.

Interest income on securities increased $423,000, or 15.7%, to $3.1 million for the nine months ended September 30, 2023 from $2.7 million for the nine months ended September 30, 2022 due primarily to a 66 basis point increase in the average yield from 2.14% for the nine months ended September 30, 2022 to 2.80% for the nine months ended September 30, 2023. The increase was offset by a $19.3 million decrease in the average balance of securities to $148.8 million for the nine months ended September 30, 2023 from $168.1 million for the nine months ended September 30, 2022.

Interest Expense. Interest expense increased $11.4 million, or 262.2%, from $4.3 million for the nine months ended September 30, 2022 to $15.7 million for the nine months ended September 30, 2023 primarily due to increases in the average balance of certificates of deposit and higher costs on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $9.9 million, or 336.7%, to $12.8 million for the nine months ended September 30, 2023 from $2.9 million for the nine months ended September 30, 2022. The increase was due to a 200 basis point increase in the average cost of interest-bearing deposits to 2.67% for the nine months ended September 30, 2023 from 0.67% for the nine months ended September 30, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit. The average balances of certificates of deposit increased $128.7 million to $498.5 million for the nine months ended September 30, 2023 from $369.8 million for the nine months ended September 30, 2022 while NOW and money market accounts and savings accounts decreased $54.9 million and $15.0 million for the nine months ended September 30, 2023, respectively, compared to the nine months ended September 30, 2022.

Interest expense on Federal Home Loan Bank borrowings increased $1.5 million, or 106.7%, from $1.4 million for the nine months ended September 30, 2022 to $2.9 million for the nine months ended September 30, 2023. The increase was due to an increase in the average cost of 158 basis points to 3.50% for the nine months ended September 30, 2023 from 1.92% for the nine months ended September 30, 2022 due to higher rate borrowings. The increase was also due to an increase in the average balance of borrowings of $13.3 million to $110.9 million for the nine months ended September 30, 2023 from $97.6 million for the nine months ended September 30, 2022.

Net Interest Income. Net interest income decreased $5.0 million, or 29.4%, to $12.0 million for the nine months ended September 30, 2023 from $17.0 million for the nine months ended September 30, 2022.  The increase reflected a 122 basis point decrease in our net interest rate spread to 1.41% for the nine months ended September 30, 2023 from 2.63% for the nine months ended September 30, 2022. Our net interest margin decreased 96 basis points to 1.82% for the nine months ended September 30, 2023 from 2.78% for the nine months ended September 30, 2022.

Provision for Credit Losses. We recorded a $125,000 recovery of credit losses for the nine months ended September 30, 2023 compared to a $275,000 provision for loan losses for the nine-month period ended September 30, 2022 due a decrease in the loan portfolio and the absence of charge-offs, offset by increased delinquent and non-performing loans.  As of January 1, 2023 the Bank adopted CECL and recorded a one-time adjustment of $157,000 to the allowance for credit losses.

Non-Interest Income.  Non-interest income decreased by $11,000, or 1.3%, to $856,000 for the nine months ended September 30, 2023 from $868,000 for the nine months ended September 30, 2022. Gain on sale of loans decreased $58,000, or 66.2%, as loan originations were lower in 2023 due to the higher interest rate environment and the decision to be more selective with loan production for loans that meet the Bank’s risk and pricing parameters. Other income decreased $40,000 or 29.8%. These decreases were partially offset by an increase in income from bank-owned life insurance of $64,000, or 12.5%, due to higher balances during 2023.

Non-Interest Expense. For the nine months ended September 30, 2023, non-interest expense increased $37,000, or 0.3%, over the comparable 2022 period. Salaries and employee benefits increased $421,000, or 6.7%, due to a higher employee count. Director fees decreased $130,000, or 21.3%, due to lower pension expense. FDIC insurance premiums increased $158,000, or 97.3%, due to a higher assessment rate in 2023. Data processing decreased $202,000, or 22.0%, due to the timing of invoices. Other expense decreased $244,000, or 27.0%, due to lower deferred compensation expense and other various expenses.

Income Tax Expense. Income taxes decreased $1.5 million, or 79.5%, to $386,000 for the nine months ended September 30, 2023 from $1.9 million for the nine months ended September 30, 2022. The decrease was due to $4.7 million, or 67.8%, of lower taxable income. The effective tax rate for the three and nine months ended September 30, 2023 and 2022 was 17.49% and 27.46%, respectively.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as September 30, 2023. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$46,966	$(58,325)	(55.39)%	5.91%	(49.44)%
300 bp	61,481	(43,810)	(41.61)	7.51	(35.76)
200 bp	76,018	(29,273)	(27.80)	9.01	(22.93)
100 bp	91,871	(13,420)	(12.75)	10.54	(9.84)
—	105,291	—	—	11.69
(100) bp	114,803	9,512	9.03	12.36	5.73
(200) bp	129,650	24,359	23.14	13.58	16.17
(300) bp	148,404	43,113	40.95	15.13	29.43
(400) bp	167,414	62,123	59.00	16.64	42.34

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

As of September 30, 2023, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(23.04)%
300	(17.52)
200	(11.93)
100	(5.82)
—	—
(100)	7.01
(200)	101.60
(300)	33.14
(400)	41.75

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At September 30, 2023, we had the ability to borrow up to $320.2 million, of which $135.3 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2023, we had $39.0 million in unsecured lines of credit with three correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2023, cash and cash equivalents totaled $25.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $68.5 million at September 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2023 totaled $438.1 million, or 67.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At September 30, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of September 30, 2023, the Bank is reporting as a qualifying community bank with a ratio of 14.06%.

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

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At September 30, 2023 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

Except noted below, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On May 24, 2023, the Company announced it had received regulatory approval for the repurchase of up to 249,920 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of September 30, 2023, 122,301 shares have been repurchased at a cost of $938,000.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved programs for the third quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	8,000	$9.75	8,000	221,620
August 1 - 31, 2023	14,500	8.02	14,500	207,120
September 1 - 30, 2023	79,501	8.11	79,501	127,619
Total	102,001	$8.23	102,001

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

101.0

The following materials for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: November 13, 2023	/s/ Joseph Coccaro
Joseph Coccaro
President and Chief Executive Officer

Date: November 13, 2023	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer