Form 10-K
period 2023-12-31
Bogota Financial Corp.
filed 2024-03-28
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $50.0 million.

As of March 28, 2024 there were 13,246,147 outstanding shares of the registrant’s common stock, of which 8,504,556 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders (Part III)

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

●	changes in liquidity, including the size and compositions of our deposit portfolio and the percentage of uninsured deposits;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	changes in monetary or fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●

cyber attacks, computer viruses and other technological risks that may breach the security of our website or other systems or those of third parties upon which we rely to obtain unauthorized access to confidential information and destroy data or disable our systems;

●	technological changes that may be more difficult or expensive than expected;

●	the ability of third-party providers to perform their obligations to us;

●

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

●	adverse changes in the securities markets;

●

changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation assessments and capital requirements;

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

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees;

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and

●	the continued impact of the COVID-19 pandemic on our financial conditions and results of operations.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

ITEM 1. Business

Bogota Financial Corp.

Bogota Financial Corp. is a Maryland corporation that was formed in September 2019 to be the bank holding company of Bogota Savings Bank as part of the mutual holding company reorganization of Bogota Savings Bank. Other than holding the common stock of Bogota Savings Bank, and making a loan to the employee stock ownership plan of Bogota Savings Bank, Bogota Financial Corp. does not engage in any other business activities. Bogota Financial Corp.’s executive offices are located at 819 Teaneck Road, Teaneck, New Jersey 07666, and its telephone number is (201) 862-0660.

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

   Bogota Financial Corp. does not own or lease any property. We employ as officers of Bogota Financial Corp. only persons who are officers of Bogota Savings Bank. However, we will use the support staff of Bogota Savings Bank from time to time. These individuals will not be separately compensated by Bogota Financial Corp. Bogota Financial Corp. may hire additional employees, as appropriate, to the extent it expands its business.

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

Bogota Savings Bank

Founded in 1893, Bogota Savings Bank is a New Jersey-chartered savings bank that operates from six offices located in Bogota, Hasbrouck Heights, Newark, Oak Ridge, Parsippany and Teaneck, New Jersey and a loan production office in Spring Lake, New Jersey.  The Bank plans to open a seventh branch in Upper Saddle River, New Jersey in the 2nd quarter.  We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate one- to four-family residential real estate loans and commercial real estate and multi-family loans and, to a lesser extent, consumer loans, commercial and industrial loans and construction loans. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations, corporate bonds and mortgage-backed securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts.

At December 31, 2023, we had consolidated total assets of $939.3 million, total deposits of $625.3 million and total equity of $137.2 million. Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.bogotasavingsbank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our branches, including our corporate office, are located in Bergen, Morris and Essex Counties, although we consider our lending area to generally also encompass Monmouth and Ocean Counties in New Jersey and the surrounding areas. Bergen County ranks as the most populous county in New Jersey (out of 21 counties) with a population of approximately 953,000 compared to an estimated population of 849,000 for Essex County, 644,000 for Monmouth County, 656,000 for Ocean County, 511,000 for Morris County and 9.3 million for the entire state as of December 31, 2023 according to U.S. Bureau of Labor Statistics. The economy in our primary market area has benefited from being varied and diverse, with a broad economic base. Bergen, Essex, Monmouth, Ocean and Morris Counties have a median household income of approximately $82,000, $55,000, $82,000, $60,000 and $97,000, respectively, as of December 31, 2023, according to U.S. Bureau of Labor Statistics. The median household income for New Jersey is approximately $92,000 and the median household income is approximately $75,000 for the United States. As of December 2023, the unemployment rate was 2.7% for Bergen County, 4.0% for Essex County, 2.6% for Monmouth County, 3.1% for Ocean County and 2.3% for Morris County, compared to 4.8% for New Jersey and a national rate of 3.7% according to US Bureau of Labor Statistics.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the federal government, such as Treasury bills. Based on FDIC data at June 30, 2023, (the latest date for which information is available), we had 0.85% of the FDIC-insured deposit market share in Bergen County, which was the 19 th largest market share among the 42 institutions with offices in the county. Based on FDIC data at June 30,2023, we had 0.06% of the FDIC-insured deposit market share in Essex County, which was the 31st largest market share among the 31 institutions with offices in the county. Based on FDIC data at June 30, 2023, we had 0.15% of the FDIC-insured deposit market share in Morris County, which was the 24 th  largest market share among the 30 institutions with offices in the county. Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in the markets that we serve.

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

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and loans could limit our growth in the future.

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

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2023
	Residential Real Estate	Commercial Real Estate	Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$21	$25	$248	$7,765	$—	$19	$8,078
More than one year through five years	19,879	13,384	1,012	28,724	5,711	-	68,710
More than five years through fifteen years	73,575	53,574	46,052	10,774	947	-	184,922
More than fifteen years	392,577	32,848	28,301	2,039	—	-	455,765
Total	$486,052	$99,831	$75,613	$49,302	$6,658	$19	$717,475

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$325,644	$160,387	$486,031
Commercial real estate loans	26,569	73,237	99,806
Multi-family real estate loans	5,395	69,970	75,365
Construction loans	-	41,537	41,537
Commercial and industrial loans	911	5,747	6,658
Consumer loans	-	-	-
Total	$358,519	$350,878	$709,397

Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2023, one- to four-family residential real estate loans totaled $486.1 million, or 67.7% of our total loan portfolio, and consisted of $325.7 million of fixed-rate loans and $160.4 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area.

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

We originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value, depending on the size of the loan. Additionally, we originate residential mortgage loans on townhouses or condominiums with loan-to-value ratios of up to 75% of the appraised value, depending on the size of the loan. Our conforming residential real estate loans may be for up to 90% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that we have approved.

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

Commercial and Multi-Family Real Estate Loans. At December 31, 2023, we had $175.4 million in commercial and multi-family real estate loans, representing 24.5% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2023, commercial real estate loans totaled $99.8 million, of which $29.6 million was owner-occupied real estate and $70.2 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers. Our commercial real estate loans are offered with fixed or adjustable interest rates. Interest rates on our adjustable-rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us. At December 31, 2023, our largest commercial real estate loan totaled $9.1 million and was secured by an office building located in our primary market area. At December 31, 2023, this loan was performing in accordance with its original terms.

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

At December 31, 2023, multi-family real estate loans totaled $75.6 million representing 10.5% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with fixed or adjustable interest rates with terms and amortization periods generally of up to 25 years. Interest rates on our adjustable-rate multi-family real estate loans are generally indexed to the Federal Home Loan Bank advance rate, plus a margin. At December 31, 2023, our largest multi-family real estate loan had an outstanding balance of $4.7 million and was secured by an apartment building located in our primary market area. At December 31, 2023, this loan was performing according to its original terms.

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

Consumer Loans. We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of home equity loans and lines of credit. At December 31, 2023, consumer loans totaled $29.4 million, representing less than 4.1% of our total loan portfolio.

Home equity loans and lines of credit are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity loans of up to $500,000 with a maximum loan-to-value ratio of 70% (75% if Bogota Savings Bank holds the first lien position) and lines of credit of up to $300,000, with a maximum loan-to-value ratio of 80%, and terms of up to 30 years. Home equity lines of credit have adjustable rates of interest that are based on the prime interest rate published in The Wall Street Journal, plus a margin, and reset monthly. Home equity lines of credit are secured by residential real estate in a first or second lien position.

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

Construction Loans. We also originate loans to finance the construction of one- to four-family residential properties and for the acquisition of land. At December 31, 2023, residential construction loans totaled $49.3 million, or 6.9% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area.

Our residential construction loans are generally structured as two-year interest-only balloon loans. The interest rate is generally a fixed rate based on an index rate, plus a margin. Our construction-to-permanent loans are generally structured as interest-only, adjustable-rate loans with a duration of six to twelve months for the construction phase. The interest rate on these loans is based on the prime interest rate as published in The Wall Street Journal, plus a margin. Construction loan-to-value ratios for one- to four-family residential properties generally will not exceed 80% of the appraised value of the property on a completed basis, while loan-to-value ratios for land acquisition financing will not exceed 50% of the value of the land for an unimproved lot and 75% of the value of the land for an improved lot. Once the construction project is satisfactorily completed, we look to provide permanent financing.

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. At December 31, 2023, we had a single commercial construction loan that totaled $11.0 million, or 1.5% of our total loan portfolio. This loan was secured by an office building located in our primary market area. At December 31, 2023, this loan was non-performing as of December 31, 2023. We also had undrawn amounts on the commercial construction loan totaling $16.8 million at December 31, 2023.

Historically, our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually between 12 to 24 months. The interest rate is generally adjustable based on an index rate, typically the prime interest rate as published in The Wall Street Journal, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our loans for the construction of one- to-four-family residential properties may convert to permanent residential real estate loans. Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project or a maximum loan-to-value ratio of 50% for raw land.

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

Commercial and Industrial Loans. We offer commercial loans and adjustable-rate lines of credit up to $500,000 to small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2023, commercial and industrial loans totaled $6.7 million, or 0.9% of total loans.

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

Originations, Purchases and Participations of Loans

Lending activities are conducted by our loan personnel operating at our main office, branch office locations and loan production office. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. Our ability to originate fixed-or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current and anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

As a supplement to our in-house loan originations of one- to four-family residential real estate loans, we entered into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with five different mortgage brokers, none of which we have an ownership interest in or any common employees or directors. Three of the mortgage brokers are located in Morris County, New Jersey, and one mortgage broker is located in each of Hudson and Ocean County, New Jersey. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them to us following our underwriting analysis. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans.

For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended December 31, 2023 and 2022, we purchased for our portfolio $15.2 million and $147.9 million, respectively, of loans from these mortgage brokers. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed- and adjustable rate one- to four-family real estate loans, with maturities up to 30 years, with a per loan limit of $1.0 million.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2023, the outstanding balances of our loan participations where we are not the lead lender totaled $9.0 million, all of which were commercial or multi-family real estate loans. All such loans were performing according to their original terms at December 31, 2023.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2023, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $19.7 million.  At December 31, 2023, our largest loan relationship with a single borrower was for $16.7 million, which consisted of four loans secured by various commercial real estate and multi-family properties in our primary market area. The underlying loans were performing in accordance with their terms on that date.

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

Allowance for Credit Losses The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb expected future credit losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the size and composition of the portfolio, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of borrowers, results of internal loan reviews, trends in historical loss experience, individually evaluated loans, and economic conditions and forecasts and other qualitative and quantitative factors which could affect potential credit losses. Allowances for loans that are individually evaluated are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries.

In addition, the NJDBI and the Federal Deposit Insurance Corporation periodically review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for credit losses or recognize loan charge-offs. Upon adoption of the CECL method of calculating the ACL on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $222,000, an increase to the ACL of $157,000 and, an increase in the reserve for unfunded liabilities of $152,000.

Allowance for Credit Losses. The following table sets forth activity in our allowance for credit losses and certain asset quality ratios for the periods indicated.

	At or for the Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Gross loans	$717,475	$721,604
Net loans	714,689	719,026
Average loans	713,799	638,679
Non-accrual loans	12,776	857
Allowance at beginning of year	2,861	2,153
Provision (recovery) for credit losses	(125)	425

Charge offs:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net recoveries	—	—

Allowance for credit losses at end of period	$2,786	$2,578

Allowance for credit losses to non-accrual loans at end of period	21.81%	300.82%
Allowance for credit losses to total loans outstanding at end of period	0.39%	0.36%
Non-accrual loans to total loans	1.78%	0.12%
Net recoveries to average loans outstanding during period	—%	—%
Net recoveries to average residential real estate loans outstanding during period	—%	—%
Net recoveries to average commercial and multi-family real estate loans outstanding during period	—%	—%
Net recoveries to average construction loans outstanding during period	—%	—%
Net recoveries to average commercial and industrial loans outstanding during period	—%	—%
Net recoveries to average consumer loans outstanding during period	—%	—%

Allocation of Allowance for Credit Losses. The following tables sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.  The effect of the adoption of ASC 326 on the loan portfolio segments and the ACL by portfolio segment was:

	Pre Adoption	The effect of adoption	Post Adoption
Assets	(Dollars in thousands)
ACL on loans
Residential First Mortgage	$ 1,603	$ 212	$ 1,815
Commercial and Multi-Family Real Estate	615	(615)	—
Commercial Real Estate	—	523	523
Multi-Family Real Estate	—	260	260
Construction	258	1	259
Commercial and Industrial	4	—	4
Home Equity and Other Consumer	98	(98)	—
Liabilities
ACL for unfunded commitments	—	152	152
Total	$ 2,578	$ 435	$ 3,013

	At December 31,
	2023			2022
	Allowance for Credit Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$1,852	66.47%	67.75%	$1,602	62.14%	64.59%
Commercial and multi-family real estate loans	—	—	—	615	23.86	22.50
Commercial real estate loans	437	15.69	13.91	—	—	—
Multi-family real estate loans	317	11.38	10.54	—	—	—
Construction loans	158	5.67	6.87	259	10.05	8.57
Commercial and industrial loans	22	0.79	0.93	4	0.16	0.23
Consumer loans	—	—	—	98	3.8	4.44
Total	$2,786	100.00%	100.00%	$2,578	100.00%	100.00%

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy, which is reviewed at least annually.  This policy dictates that investment decisions be made based on liquidity needs, potential returns, consistency with our interest rate risk management strategy and the need for an adequate diversification of assets. An investment committee, consisting of authorized officers, selected by the board of directors, oversees our investing activities and strategies. The authorized officers are our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer. The board has designated our Executive Vice President and Chief Financial Officer as our investment officer, who is primarily responsible for daily investment activities. All purchases and sales of securities must be authorized by two officers on the investment committee. Security purchases are limited to no more than $10.0 million a day and cannot amount to more than 25% of the investment portfolio in any given month, in each case without the unanimous approval of the members of the investment committee. The board of directors reviews the activities of the investment committee at each of its meetings.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2023 are summarized in the following table. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$—	—%	$6,000	1.69%	$—	—%	$—	—%	$6,000	$5,545	1.69%
Corporate bonds	3,000	4.56	8,265	3.11	1,000	5.50	—	—	12,265	11,819	3.66
Mortgage-backed securities – residential	—	—	213	2.50	111	7.05	40,781	2.53	41,105	35,407	2.54
Mortgage-backed securities – commercial	—	—	1,132	1.20	11,904	2.51	5,718	2.60	18,754	16,117	2.46
Total	$3,000	4.56%	$15,610	2.42%	$13,015	2.78%	$46,499	2.54%	$78,124	$68,888	2.27%
Securities held-to-maturity:
U.S. government and agency obligations	$—	—%	$10,000	2.23%	$3,000	2.00%	$—	—%	$13,000	$12,313	2.00%
Corporate bonds	—	—	6,431	6.70	16,295	4.73	4,287	6.19	27,013	24,925	4.95
Municipal securities	—	—	902	1.11	1,591	3.00	508	2.15	3,001	2,682	1.94
Mortgage-backed securities – residential	—	—	383	2.66	2,294	5.19	9,807	1.92	12,484	11,034	2.37
Mortgage-backed securities – commercial	—	—	3,585	2.60	11,048	1.56	2,525	2.04	17,158	14,421	1.98
Total	$—	—%	$21,301	3.60%	$34,228	3.43%	$17,127	2.96%	$72,656	$65,375	3.15%

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. At December 31, 2023, municipal deposits totaled $57.5 million, which represented 9.2% of total deposits.

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

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2023, we had $53.3 million of brokered deposits (63 accounts), which represented 8.5% of total deposits at December 31, 2023 with such funds having a weighted average remaining term to maturity of 36 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

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

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2023			2022
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest bearing demand accounts	$30,555	4.89%	—%	$38,653	5.52%	—%
NOW accounts	41,321	6.61	1.90	82,720	11.79	0.88
Money market accounts	14,641	2.34	0.30	30,037	4.28	0.32
Savings accounts	45,555	7.28	1.76	57,408	8.18	0.49
Certificates of deposit	493,275	78.88	4.00	492,593	70.23	2.37
Total	$625,347	100.00%	3.42%	$701,411	100.00%	1.82%

As of December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $42.1 million, $8.3 million and $135.1 million respectively. As of December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $68.1 million, $4.4 million and $50.0 million respectively. The amount of uninsured deposits is estimated on a per account basis, actual uninsured deposits may vary when accounts are combined to a single owner. The following table sets forth the maturity of the portion of our certificate of deposit that are in excess of the Federal Deposit Insurance Corporation insurance limit as of December 31, 2023.

At December 31, 2023
(In thousands)
Maturity Period:
Three months or less	$44,465
Over three through six months	26,758
Over six through twelve months	47,677
Over twelve months	13,160
Total	$132,060

Employees and Human Capital Resources

As of December 31, 2023, we had 68 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through annual performance and conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business and for seminars, conferences, and other training events employees attend in connection with their job duties.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2023, 38% of our current staff had been with us for five years or more.

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

Regulation and Supervision

General

As a New Jersey-chartered savings bank, Bogota Savings Bank is subject to comprehensive regulation by the NJDBI, as its chartering authority, and by the Federal Deposit Insurance Corporation. Bogota Savings Bank is a member of the Federal Home Loan Bank of New York and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. Bogota Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the NJDBI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a New Jersey-chartered mutual holding company and a bank holding company, Bogota Financial, MHC is regulated and subject to examination by the NJDBI and the Federal Reserve Board. As a bank holding company, Bogota Financial Corp. is also required to comply with the rules and regulations of the Federal Reserve Board and the NJDBI. It is required to file certain reports with the Federal Reserve Board and the NJDBI and is subject to examination by, and the enforcement authority of, the Federal Reserve Board and the NJDBI. Bogota Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

New Jersey Banking Laws and Supervision

Activity Powers. Bogota Savings Bank derives its lending, investment and other activity powers primarily from the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Bogota Savings Bank, generally may, subject to certain limits, invest in:

●	real estate mortgages;

●	consumer and commercial loans;

●	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

●	certain types of corporate equity securities; and

●	certain other assets.

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

Examination and Enforcement. The NJDBI may examine Bogota Savings Bank whenever it considers an examination advisable and it examines Bogota Savings Bank at least every two years. The NJDBI may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the NJDBI has ordered the activity to be terminated, to show cause at a hearing before the NJDBI why such person should not be removed. The NJDBI also has authority to appoint a conservator or receiver for a savings bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

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

Common equity tier 1 capital, tier 1 capital, total capital, risk weighted assets and average assets are defined in the Basel III rules and applicable federal regulation. The Bogota Savings Bank opted to exclude accumulated other comprehensive income components from common equity tier 1 and total regulatory capital. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the Federal Deposit Insurance Corporation that, if undertaken, could have a direct material effect on Bogota Savings Bank.

In addition to establishing the minimum regulatory capital requirements, federal regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

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

Qualifying community banking organizations may opt into and out of the CBLR framework on their quarterly call reports. Qualifying community banking organizations that elect to use the CBLR framework and that meet the specified capital requirement, which starting in 2022 is maintaining a leverage ratio of greater than 9%, are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the prompt corrective action laws and regulations. The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization.

Bogota Savings Bank elected to use the CBLR framework as of December 31, 2022. Bogota Savings Bank’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of Bogota Savings Bank at December 31, 2023 was 13.96%; see Note 13 for more information.

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

Activities and Investments. Federal law provides that a state-chartered bank insured by the Federal Deposit Insurance Corporation generally may not engage as a principal in any activity not permissible for a national bank to conduct or make any equity investment of a type or in an amount not authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with the Federal Deposit Insurance Corporation's approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Market and to invest in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by New Jersey law, whichever is less.

In addition, the Federal Deposit Insurance Corporation is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well-capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks may establish de novo branches on an interstate basis at any location where a bank chartered under the laws of the branch location host state may establish a branch.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a CBLR ratio of 9.0% or greater, starting in 2022, or if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. At December 31, 2023, Bogota Savings Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

As noted above, federal legislation has modified the Basel III requirements for qualifying banks with less than $10.0 billion in assets who elect to follow the CBLR framework.

Transactions with Affiliates and Federal Reserve Regulation W. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to Bogota Savings Bank through Section 18(j) of the Federal Deposit Insurance Act and Federal Deposit Insurance Corporation regulation, prohibit a bank and its subsidiaries from engaging in a “covered transaction” if the aggregate amount of covered transactions outstanding with the affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus, or if the aggregate amount of covered transactions outstanding with all affiliates, including the proposed transaction, would exceed an amount equal to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act and Regulation W apply to “covered transactions” as well as to certain other transactions, including the provision of services and selling of assets to an affiliate, and require that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the institution or its subsidiary as those prevailing at the time for comparable transactions with or involving a non-affiliate.

Loans to Insiders and Federal Reserve Regulation O. A bank’s loans to its, and its affiliates', executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations, Regulation O, as made applicable to Bogota Savings Bank through Section 18(j) of the Federal Deposit Insurance Act and Federal Deposit Insurance Corporation regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Bogota Savings Bank. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and unimpaired surplus. Generally, loans to insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders, see note 5 for more information. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus.

An exception to Regulation O's general requirements is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Insurance of Deposit Accounts. Bogota Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Bogota Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor per account ownership category. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of Bogota Savings Bank’s deposit insurance, see Note 7 for more information.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” as implemented by the Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA currently requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Bogota Savings Bank’s most recent Federal Deposit Insurance Corporation CRA rating in August 2023 was “Satisfactory.” On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.”  The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test.  The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Consumer Protection and Fair Lending Regulations. Bogota Savings Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of enforcement actions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, prohibit unfair and deceptive acts and practices against consumers. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state attorneys general.

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Bogota Savings Bank was in compliance with this requirement at December 31, 2023.

Holding Company Regulation

Federal Holding Company Regulation. Bogota Financial, MHC and Bogota Financial Corp. are bank holding companies registered with the Federal Reserve Board and are subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Bogota Financial, MHC and Bogota Financial Corp. and their non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. However, pursuant to federal legislation and regulation, bank holding companies with less than $3.0 billion in consolidated assets, such as Bogota Financial Corp., generally are not subject to the consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

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

Acquisition. Federal laws and regulations and the New Jersey Banking Act provide that no person may acquire control of a bank holding company, such as Bogota Financial Corp., without the prior non-objection or approval of the Federal Reserve Board and the NJDBI. Control, as defined under the Change in Bank Control Act and applicable federal regulations, means ownership, control of or the power to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Bogota Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, the Bank Holding Company Act of 1956, as amended, provides that no company may acquire control of a bank or bank holding company within the meaning of that statute without having first obtained the approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and applicable Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the Federal Reserve Board, after notice and opportunity for a hearing, that the acquirer has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Bogota Financial Corp. has in place policies, procedures and systems designed to comply with this Act and its implementing regulations, and Bogota Financial Corp. will review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

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

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. See Note 9 in the Notes to consolidated financial statements that appear in this Annual Report on Form 10-K for additional information. At December 31, 2023, Bogota Savings Bank had net operating loss carryovers assumed from the Gibraltar merger.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2023, Bogota Savings Bank had no capital loss carryovers.

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

At December 31, 2023, approximately $710.8 million, or 99.1% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Essex, Monmouth, Morris and Ocean Counties in New Jersey. Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans. Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth.

Our strategy emphasis on commercial and multi-family real estate loans may expose us to increased lending risks.

At December 31, 2023, $175.4 million, or 24.5% of our loan portfolio, consisted of commercial and multi-family real estate loans. We are committed to increasing this type of lending. However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and multi-family real estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property. Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties. Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2023, $70.3 million, or 9.8% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. At December 31, 2023, $494,000, or 0.7% of these loans were past due. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

Our allowance for credit losses may not be sufficient to cover actual credit losses.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of current expected credit losses within our loan portfolio. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our historical loss experience and our evaluation of economic and other conditions. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover the losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, the NJDBI and the Federal Deposit Insurance Corporation review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs. Material additions to the allowance would materially decrease our net income.

The implementation of the Current Expected Credit Losses, or CECL, standard became effective for Bogota Financial Corp. on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This changed the method of providing allowances for credit losses that are incurred or probable, which required us to increase our allowance for credit losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. The Company has no history of credit losses and therefore used the Weighted Average Remaining Maturity (WARM) method and relied on the use of qualitative factors to determine future losses. Upon adoption of the CECL method of calculating the allowance for credit losses on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $220,000, an increase to the allowance for credit losses of $157,000 and an increase in the reserve for unfunded liabilities of $152,000.

Our concentrations of loans in certain industries could have adverse effects on credit quality.

As of December 31, 2023, the Company’s loan portfolio included loans to: (i) lessors of office buildings of $58.0 million, or 8.1% of total loans; and (ii) borrowers in the retail industry of $70.1 million, or 9.8% of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our commercial real estate loan portfolio.  Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

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

At December 31, 2023, the Company maintained a debt securities portfolio of $141.5 million, of which $68.9 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive loss. During the year ended December 31, 2023, we incurred other comprehensive losses of $140,000 related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio and had total accumulated other comprehensive loss of $6.5 million. A decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decrease;

●	loan delinquencies, problem assets and foreclosures may increase, which may require an increase to our allowance for credit losses;

●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

●	the value of our securities portfolio may decrease; and/or

●	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

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

Certificates of deposit comprised $493.3 million or 78.9% of our total deposits at December 31, 2023. Certificates of deposit due within one year of December 31, 2023 totaled $430.8 million, or 68.9% of total deposits. This included $53.3 million of brokered deposits, which represented 8.5% of total deposits. While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also make it difficult for us to obtain reasonably-priced deposits. If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability, or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

If our banking deposits that we receive from municipalities were lost within a short period of time, it could negatively impact our liquidity and earnings.

As of December 31, 2023, we held $48.0 million of deposits from municipalities in our primary market area in New Jersey. These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

Our assets decreased $11.8 million, or 1.2%, from $951.1 million at December 31, 2022 to $939.3 million at December 31, 2023, primarily due to decreases in loans receivable and investments. Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations. Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

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

We are a community bank, and our reputation is one of the most valuable components of our business. We rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in our cybersecurity risk management and all members receive cybersecurity training annually.  The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report from our Chief Technology Officer as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

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

We face strong competition in making loans and attracting deposits. Price competition sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of our competitors have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. For more information about our market area and the competition we face, see “Business of Bogota Savings Bank—Market Area” and “—Competition.”

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

Stock banks or their holding companies, as well as individuals, may not acquire control of an entity in the mutual holding company structure, such as Bogota Financial Corp. As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely that Bogota Financial Corp. would be subject to any takeover attempt by activist stockholders or other financial institutions. There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person, other than Bogota Financial, MHC, from voting more than 10% of the shares of common stock outstanding. In addition, state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Bogota Financial Corp. without our board of directors’ prior approval.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic could adversely affect the Company’s business activities, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus could harm the Bank’s business and that of its customers, in particular, small to medium-sized business customers. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic could result in a material adverse effect on the Company’s business, financial condition, and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Our information security program is managed through a dynamic enterprise-wide cybersecurity strategy, policies, standards, architecture, and processes. The Bank relies upon a formalized internal Information and Cybersecurity Program (“the Program”) to safeguard confidential information, maintain the confidentiality of our customers’ data and to ensure the integrity of financial transactions.  The Program is approved by the Bank’s Board of Directors or a Committee thereof annually, and is designed to identify reasonably foreseeable internal and external threats, assess the likelihood and potential damage these threats could cause, and assess the appropriateness of policies, standards and procedures used to identify and mitigate risks associated with a material Cybersecurity incident. The Program has been designed to align with industry best practices, as well as Regulatory guidelines and laws; and leverages the National Institute of Standards and Technology Cybersecurity framework (“NIST CSF”) as its baseline. We are dedicated to cybersecurity and maintaining the trust and confidence of our customers and stockholders.

Additionally, we maintain an Incident Response Plan that provides established procedures for timely reporting and escalation of significant cybersecurity incidents; our commitment involves promptly notifying regulatory authorities, customers, and other stakeholders in the event of any material cyber incidents that may impact our operations or the security of sensitive information. The Incident Response Plan is coordinated through the Director of Information Technology (“Director of IT”) and key members of executive management who are responsible for escalation as part of the Plan.

We use a layered defense management approach to managing cybersecurity. The Bank’s cybersecurity operations function is headed by the Director of IT who is responsible for managing information security risks by developing and implementing information security strategies, architecture, and procedures and acts as the first line of defense. The Director of IT oversees a team of internal and external security professionals in safeguarding our critical data, systems, and assets against threats, breaches, and attacks. The Director of IT is also responsible for ensuring the confidentiality, integrity, and availability of information assets.

The information security program, policies, and standards are managed by the Vice President of Information Security Systems ("VP, ISS"), who leads the enterprise wide technology risk management function. The VP, ISS acts as the second line of defense and provides risk oversight for the Bank’s technology operating infrastructure and operations. The VP, ISS function manages testing of technology controls, technology risk assessments, risk reporting, information security third-party due diligence, monitoring the implementation of risk mitigation actions, and tracking their effectiveness over time. The Bank's internal auditors and Board of Directors act as the third line of defense, providing the independent assurance function.

In addition to the above risk management framework, we engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. Additionally, we actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections for any portion of our workforce that has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to opine on their design and operating effectiveness and make recommendations to strengthen our risk management program.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Our Operations” in Item 1A. Risk Factors.

As part of our governance structure, the Board of Directors, Chief Executive Officer and Director of IT play an active role in overseeing our cybersecurity program. Regular briefings on cyber risk management and incident response activities are conducted, ensuring a high level of governance and accountability in addressing cybersecurity concerns. The Bank and its vendors provide periodic reports to our Board of Directors, or Committee thereof, as well as to our senior management team as appropriate. These reports include updates on the Bank’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

We are steadfast in our commitment to collaborate with regulatory authorities to enhance industry-wide cybersecurity standards. Given the ongoing and changing cyber threat landscape, we are committed to invest in, improve and update our cybersecurity practices on an ongoing basis. Regular assessments, testing, audits, and training of all employees are conducted to adapt to emerging threats and enhance our ability to safeguard the interests of our customers.

ITEM 2. Properties

As of December 31, 2023, the net book value of our land, building and equipment was $7.7 million. The following table sets forth information regarding our offices as of December 31, 2023:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road Teaneck, NJ 07666	Owned	2004	$3,420

60 East Main Street Bogota, NJ 07603	Owned	1941	$169

181 Boulevard
Hasbrouck Heights, NJ 07604	Owned	2020	$2,484

1719 Route 10 East
Parsippany, NJ 07054	Leased	2021	$109

5527 Berkshire Valley Road
Oak Ridge, NJ 07438	Owned	2021	$159

1039 South Orange Road
Newark, NJ 07106	Owned	2021	$1,146

Other Offices:

510 Warren Ave
Spring Lake, NJ 07762	Leased	2021	$10
(used as a loan production office)

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business. At December 31, 2023, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. is listed on The NASDAQ Capital Market under the symbol “BSBK”. At March 28, 2024, Bogota Financial Corp. had approximately 1,975 stockholders of record.

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

There were no sales of unregistered securities during the quarter ended December 31, 2023.

On May 24, 2023, the Company announced it had received regulatory approval for the repurchase of up to 249,920 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). As of December 31, 2023, 216,837 shares have been repurchased under this program at a cost of $1.6 million.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program during the fourth quarter of 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	38,600	$7.41	38,600	89,019
November 1 - 30, 2023	20,000	7.19	20,000	69,019
December 1 - 31, 2023	35,936	7.64	35,936	33,083
Total	94,536	$7.45	94,536

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

Provision for Credit Losses. The current expected credit loss (“CECL”) model requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaces the incurred loss model that delayed the recognition of a credit loss until it was probable that a loss event was incurred.

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

The Company has minimal history of credit losses and therefore uses the Weighted Average Remaining Maturity method for all segments and relies on the use of qualitative factors to determine future credit losses.

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

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate, including, residential properties; commercial properties, such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

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

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy, equipment, data processing, federal deposit insurance premiums, advertising, directors fees, professional fees and other general and administrative expenses.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to individuals and businesses. We believe that we have a competitive advantage in the markets we serve because of our 130-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. We believe we can distinguish ourselves by maintaining the culture of a local community bank. The following are the key elements of our business strategy:

Continue to focus on residential real estate lending. We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area. As of December 31, 2023, $486.1 million, or 67.7% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending. We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average term to repricing of our loans. We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area. Further, the additional capital raised in the offering enabled us to increase our commercial real estate and multi-family loan originations in our market area, and originate loans with larger balances. Our commercial real estate and multi-family loan portfolio increased to $175.4 million, or 24.5% of total loans, at December 31, 2023, from $162.3 million, or 22.5% of total loans, at December 31, 2022.

Increase lower-cost core deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services. However, at December 31, 2023, core deposits decreased to 21.1% of our total deposits compared to 29.8% of our total deposits at December 31, 2022 due to customers moving funds to higher-yielding certificates of deposits in the higher interest rate environment.

Grow through opportunistic bank or branch acquisitions. We plan to open a new branch in Upper Saddle River during the second quarter of 2024. We will consider acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to expand into contiguous markets. The capital we raised in the offering will also provide us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as renegotiating key third-party contracts and reducing other operating expenses. Our efficiency ratio was 97.04% for the year ended December 31, 2023 compared to 59.03% for the year ended December 31, 2022. The increase was primarily due to one-time severance costs associated with the change in our President and Chief Executive Officer. To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting. We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2023, non-performing assets totaled $12.8 million, which represented 1.36% of total assets. At December 31, 2022, there were $857,000 of non-performing assets which represented 0.09% of total assets.

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

The following represents our critical accounting policy:

Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses in the loan portfolio that are expected over the life of an exposure (or pool of exposures). The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for credit losses.

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

Management performs an evaluation of the adequacy of the allowance for credit losses at least quarterly. We consider a variety of factors in establishing this estimate including current economic and forecasted conditions, delinquency statistics, geographic concentrations, and the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has polled and individual components. The individual component relates to loans that do not share similar risk characteristics with the remaining loans in the pools that are collectively evaluated. For such loans that are also collateral dependent, an allowance is generally established when the collateral value, less costs to sell as appropriate, of the loan is lower than the carrying value of that loan. The general component covers non-classified loans that share similar risk characteristics and is based on the weighted average remaining maturity and historical loss experience adjusted for qualitative factors.

Actual credit losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results. See Note 1 to the Notes to the consolidated financial statements for a complete discussion of the allowance for loan losses.

Selected Financial Data

The following tables set forth selected historical financial and other data for Bogota Financial Corp. and Bogota Savings Bank at and for the periods indicated. The following information is only a summary and should be read in conjunction with our consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K. The information at and for the years ended December 31, 2023 and 2022 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K.

	At December 31,
	2023	2022
	(In thousands)
Selected Financial Condition Data:
Total assets	$939,324	$951,099
Cash and cash equivalents	24,929	16,841
Securities held-to-maturity	72,656	77,427
Securities available-for-sale	68,888	85,101
Loans receivable, net	714,689	719,026
Bank owned life insurance	30,988	30,206
Total liabilities	802,151	811,440
Deposits	625,347	701,411
Borrowings	167,690	102,319
Total equity	137,173	139,659

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Selected Operating Data:
Interest income	$37,280	$30,347
Interest expense	22,307	7,269
Net interest income	14,973	23,078
Provision for (recovery) credit loan losses	$(125)	425
Net interest income after provision for (recovery) credit losses	15,098	22,653
Non-interest income	1,139	1,123
Non-interest expenses	15,756	14,285
Income before income taxes	481	9,491
Income taxes (benefit) expense	$(162)	2,614
Net income	$643	$6,877

	At or For the Year Ended December 31,
	2023	2022
Performance Ratios:
Return on average assets (1)	0.07%	0.77%
Return on average equity (2)	0.46%	4.76%
Interest rate spread (3)	1.28%	2.59%
Net interest margin (4)	1.71%	2.76%
Efficiency ratio (5)	97.04%	59.03%
Average interest-earning assets to average interest-bearing liabilities	116.95%	119.60%
Loans to deposits	114.29%	102.51%
Average equity to assets (6)	14.89%	16.22%

Capital Ratios: (Bank only)
Tier 1 capital (to adjusted total assets)	15.24%	15.61%

Other Data:
Number of offices	6	6
Number of full-time equivalent employees	68	61

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)

Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 28% for 2023 and 2022.

(4)

Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 28% for 2023 and 2022.

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

	For the Years Ended December 31,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$10,868	$568	5.23%	$25,044	$117	0.47%
Loans	713,799	32,046	4.49	638,679	26,264	4.11
Securities	144,880	4,162	2.87	167,987	3,678	2.19
Other interest-earning assets	6,389	504	7.90	5,677	288	5.05
Total interest-earning assets	875,936	37,280	4.26	837,387	30,347	3.62
Non-interest-earning assets	54,925			52,525
Total assets	$930,861			$889,912

Liabilities and Equity:
NOW and money market accounts	$85,663	1,399	1.63	$140,473	787	0.56
Savings accounts	48,351	580	1.20	62,626	184	0.29
Certificates of deposit	498,129	16,045	3.22	394,593	4,136	1.05
Total interest-bearing deposits	632,143	18,024	2.85	597,692	5,107	0.85

Federal Home Loan Bank advances (1)	116,816	4,283	3.67	102,458	2,162	2.11
Total interest-bearing liabilities	748,959	22,307	2.98	700,150	7,269	1.04
Non-interest-bearing deposits	38,636			41,501
Other non-interest-bearing liabilities	4,627			3,914
Total liabilities	792,222			745,565
Total equity	138,639			144,347
Total liabilities and equity	$930,861			$889,912
Net interest income		$14,973			$23,078
Interest rate spread (2)			1.28%			2.58%
Net interest margin (3)			1.71%			2.76%
Average interest-earning assets to average interest-bearing liabilities		$126,977			$137,237

(1)

Cash flow hedges are used to manage interest rate risk. During the year ended December 31, 2023, the net effect on interest expense on Federal Home Loan Bank advances was a reduced expense of $364,000.

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

	Year Ended December 31, 2023 vs 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$(102)	$553	$451
Loans receivable	3,248	2,534	5,782
Securities	(554)	1,038	484
Other interest-earning assets	39	178	217
Total interest-earning assets	2,631	4,303	6,934

Interest expense:
NOW and money market accounts	(406)	1,018	612
Savings accounts	(51)	447	396
Certificate of deposit	1,339	10,571	11,910
Federal Home Loan Bank advances	338	1,783	2,121
Total interest-bearing liabilities	1,220	13,819	15,039

Net increase (decrease) in net interest income	$1,411	$(9,516)	$(8,105)

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets decreased $11.8 million, or 1.2%, to $939.3 million at December 31, 2023 from $951.1 million at December 31, 2022. The decrease was primarily due to $4.3 million decrease in loans receivable and a $21.0 million decrease in securities, partially offset by an increase in cash and cash equivalents of $8.1 million.

Cash and Cash Equivalents. Total cash and cash equivalents increased $8.1 million, or 48.0%, to $24.9 million at December 31, 2023 from $16.8 million at December 31, 2022. This increase was primarily due to loan payments received, proceeds from calls and maturities of securities and additional borrowings, offset by the decrease in deposits.

Securities Available for Sale. Total securities available for sale decreased $16.2 million, or 19.1%, to $68.9 million at December 31, 2023 from $85.1 million at December 31, 2022. The decrease was due to decreases of $7.7 million in mortgage-backed securities, $80,000 in agency bonds, $4.9 million in U.S. treasury bills and $3.7 million in corporate bonds.

Securities Held to Maturity. Total securities held to maturity decreased $4.8 million, or 6.2%, to $72.7 million at December 31, 2023 from $77.4 million at December 31, 2022, primarily due to a $7.7 million decrease in municipal securities and a $5.8 million of principal pay downs and maturities on mortgage-backed securities offset by a $8.7 million increase in corporate bonds.

Net Loans. Net loans decreased $4.3 million, or 0.6%, to $714.7 million at December 31, 2023 from $719.0 million at December 31, 2022 due to $69.0 million in repayments, partially offset by new production of $64.7 million. Due to the interest rate environment, we have seen a decrease in demand for residential and construction loans, which have been primary drivers of our loan growth in recent periods.

The decrease in net loans was due to a $9.6 million, or 1.9%, decrease in one- to four-family residential real estate loans and home equity lines of credit secured by one- to four-family residential real estate to $486.1 million at December 31, 2023 from $495.7 million at December 31, 2022, and a decrease of $12.5 million, or 20.3%, in construction loans to $49.3 million at December 31, 2023 from $61.8 million at December 31, 2022 offset by an increase of $13.0 million, or 8.0%, increase in commercial and multi-family real estate loans to $175.4 million at December 31, 2023 from $162.3 million at December 31, 2022, and an increase of $5.0 million, or 295.3%, in commercial and industrial loans to $6.7 million at December 31, 2023 from $1.7 million as of December 31, 2022.  As of December 31, 2023the Bank had no loans held for sale.

Bank-Owned Life Insurance. Bank-owned life insurance increased $782,000, or 2.6%, to $31.0 million at December 31, 2023 from $30.2 million at December 31, 2022 due to an increase in the cash surrender value. The was no new bank-owned life insurance purchased in 2023.

Deposits. Total deposits decreased $76.1 million, or 10.8%, to $625.3 million at December 31, 2023 from $701.4 million at December 31, 2022. The decrease in deposits reflected decreases in NOW, money market and savings accounts, which decreased by $68.7 million from $170.2 million at December 31, 2022 to $101.5 million at December 31, 2023, offset by an increase in certificate of deposit accounts, which increased by $682,000 to $493.3 million from $492.6 million at December 31, 2022.

At December 31, 2023, municipal deposits totaled $48.0 million, which represented 7.7% of total deposits, and brokered deposits totaled $53.5 million, which represented 8.5% of total deposits. At December 31, 2022, municipal deposits totaled $57.5 million, which represented 8.2% of total deposits, and brokered deposits totaled $53.3 million, which represented 8.5% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $65.4 million, or 63.9%, to $167.7 million at December 31, 2023 from $102.3 million at December 31, 2022, due to proceeds from-long term advances totaling $86.9 million, offset by as a decrease of $21.5 million in short-term advances. The weighted average rate of borrowings was 4.54% and 3.36% as of December 31, 2023 and December 2022, respectively.  Cash flow hedges are used to manage interest rate risk.  At December 31, 2023, the Company had two interest rate swaps with a notional amount of $20.0 million hedging on certain FHLB advances.

Total Equity. Stockholders’ equity decreased $2.5 million, or 1.8% to $137.2 million, due to increased accumulated other comprehensive loss for securities available for sale of $254,000 and the repurchase of 418,786 shares of stock at a cost of $3.7 million, offset by net income of $643,000 for the twelve months ended December 31, 2023 and stock compensation of $933,000.At December 31, 2023, the Company’s ratio of average stockholders’ equity-to-total assets was 15.24%, compared to 15.61% at December 31, 2022.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. Net income decreased by $6.2 million, or 90.7%, to $643,000 for the twelve months ended December 31, 2023 from $6.9 million for the twelve months ended December 31, 2022. This decrease was primarily due to a decrease of $8.1 million in net interest income, and an increase of $1.5 million in non-interest expense, offset by a decrease of $550,000 in the provision for credit losses and a decrease of $2.8 million in income tax expense.

Interest Income. Interest income increased $6.9 million, or 22.8%, from $30.3 million for the twelve months ended December 31, 2022 to $37.3 million for the twelve months ended December 31, 2023 due to increases in the average balances of and higher yields on interest-earning assets.

        Interest income on cash and cash equivalents increased $451,000, or 385.5%, to $568,000 for the twelve months ended December 31, 2023 from $117,000 for the twelve months ended December 31, 2022 due a 476 basis point increase in the average yield from 0.47% for the twelve months ended December 31, 2022 to 5.23% for the twelve months ended December 31, 2023 due to the higher interest rate environment. This was offset by a $14.2 million decrease in the average balance to $10.9 million for the twelve months ended December 31, 2023 from $25.0 million for the twelve months ended December 31, 2022, reflecting the use of excess liquidity to fund loan originations.

         Interest income on loans increased $5.8 million, or 22.0%, to $32.0 million for the twelve months ended December 31, 2023 compared to $26.3 million for the twelve months ended December 31, 2022 due primarily to a $75.1 million increase in the average balance to $713.8 million for the twelve months ended December 31, 2023 from $638.7 million for the twelve months ended December 31, 2022 and a 38 basis point increase in the average yield from 4.11% for the twelve months ended December 31, 2022 to 4.49% for the twelve months ended December 31, 2023. The increase was offset by a $1.2 million reserve for nonaccrual interest on a delinquent construction loan.

          Interest income on securities increased $484,000, or 13.2%, to $4.2 million for the twelve months ended December 31, 2023 from $3.7 million for the twelve months ended December 31, 2022 due primarily to a 68 basis point increase in the average yield from 2.19% for the twelve months ended December 31, 2022 to 2.87% for the twelve months ended December 31, 2023. The increase was offset by a $23.1 million decrease in the average balance of securities to $144.9 million for the twelve months ended December 31, 2023 from $168.0 million for the twelve months ended December 31, 2022.

Interest Expense. Interest expense increased $15.0 million, or 206.9%, from $7.3 million for the twelve months ended December 31, 2022 to $22.3 million for the twelve months ended December 31, 2023 primarily due higher costs on interest-bearing liabilities.

        Interest expense on interest-bearing deposits increased $12.9 million, or 252.9%, to $18.0 million for the twelve months ended December 31, 2023 from $5.1 million for the twelve months ended December 31, 2022. The increase was due to a 200 basis point increase in the average cost of interest-bearing deposits to 2.85% for the twelve months ended December 31, 2023 from 0.85% for the twelve months ended December 31, 2022. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio. The average balances of certificates of deposit increased $103.5 million to $498.1 million for the twelve months ended December 31, 2023 from $394.6 million for the twelve months ended December 31, 2022 while NOW and money market accounts and savings accounts decreased $54.8 million and $14.3 million for the twelve months ended December 31, 2023, respectively, compared to the twelve months ended December 31, 2022.  At December 31, 2023 $53.3 million of deposits were brokered deposits costing 4.65%.

         Interest expense on Federal Home Loan Bank borrowings increased $2.1 million, or 98.1%, from $2.2 million for the twelve months ended December 31, 2022 to $4.3 million for the twelve months ended December 31, 2023. The increase was due to an increase in the average cost of 156 basis points to 3.67% for the twelve months ended December 31, 2023 from 2.11% for the twelve months ended December 31, 2022 due to the new borrowings at higher rates. The increase was also due to an increase in the average balance of borrowings of $14.4 million to $116.8 million for the twelve months ended December 31, 2023 from $102.5 million for the twelve months ended December 31, 2022.  Cash flow hedges used to manage interest rate risk totaled $20.0 million at December 31, 2023. During the twelve months ended December 31, 2023, the use of the cash flow hedges reduced the interest expense on the Federal Home Loan Bank advances by $364,000.

Net Interest Income. Net interest income decreased $8.1 million, or 35.1%, to $15.0 million for the twelve months ended December 31, 2023 from $23.1 million for the twelve months ended December 31, 2022.  The increase reflected a 130 basis point decrease in our net interest rate spread to 1.28% for the twelve months ended December 31, 2023 from 2.58% for the twelve months ended December 31, 2022. Our net interest margin decreased 105 basis points to 1.71% for the twelve months ended December 31, 2023 from 2.76% for the twelve months ended December 31, 2022.

Provision for (recovery of) Credit Losses. We recorded a $125,000 recovery of credit losses for the twelve months ended December 31, 2023 compared to a $425,000 provision for loan losses for the twelve-month period ended December 31, 2022. The Bank had a decrease in the loan portfolio as well as no charge-offs offset by increased delinquent and non-performing loans.  As of January 1, 2023 the Bank adopted CECL and recorded a one-time adjustment of $157,000 to the allowance for credit losses.

Non-Interest Income. Non-interest income increased by $15,000, or 1.4%. Gain on sale of loans decreased $58,000, or 66.2%, as loan originations were lower in 2023 due to the higher interest rate environment and the decision to slow loan production to preserve capital and liquidity. Other income decreased $41,000 or 25.1%. Income from bank-owned life insurance increased $87,000, or 12.5%, due to higher balances during 2023.

Non-Interest Expenses. For the twelve months ended December 31, 2023, non-interest expense increased $1.5 million, or 10.3%, over 2022. Salaries and employee benefits increased $1.1 million, or 12.7%, due to an accrual of a severance contract for the retirement of the previous President and a higher employee count. Director fees decreased $181,000, or 22.6%, due to lower pension expense. Professional fees increased $115,000 or 21.1%, due to higher legal expense.  FDIC insurance premiums increased $198,000, or 89.9%, due to a higher assessment rate in 2023. Data processing decreased $163,000, or 14.4%, due to the timing of invoices. Other expense increased $341,000, or 34.6%, due to an instance of wire fraud related to a customer account that is under review with the insurance company.

Income Tax Expense. Income taxes decreased $2.8 million, or 106.2%, to a benefit of $162,000 for the twelve months ended December 31, 2023 from $2.6 million expense for the twelve months ended December 31, 2022. The decrease was due to $9.0 million, or 94.9%, of lower taxable income. The effective tax rate for the twelve months ended December 31, 2023 and 2022 was (33.76%) and 27.55%, respectively.

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

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100, 200, 300 and 400 points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as December 31, 2023. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$65,917	$(52,510)	(44.34)%	7.97%	(44.08)%
300 bp	78,070	(40,357)	(34.08)	9.23	(19.79)
200 bp	90,909	(27,518)	(23.24)	10.52	(19.63)
100 bp	104,512	(13,915)	(11.75)	11.82	(9.70)
0	118,427	—	—	13.09	—
(100) bp	132,213	13,786	34.88	14.29	38.66
(200) bp	145,616	27,189	46.19	15.38	37.13
(300) bp	158,179	39,752	33.57	16.35	34.61
(400) bp	169,514	51,087	43.14	17.16	31.09

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

As of December 31, 2023, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400 bp	-41.48
300 bp	-31.31
200 bp	-20.71
100 bp	-10.21
0	0
(100) bp	8.74
(200) bp	12.50
(300) bp	13.98
(400) bp	13.09

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing needs and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2023, we had the ability to borrow up to $308.2 million, of which $167.7 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits resulting in remaining availability of $140.4 million.  At December 31, 2023, we also had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2023, cash and cash equivalents totaled $24.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $68.9 million with a unrealized loss of $9.2 million at December 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2023 totaled $430.8 million, or 68.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 13 in the Notes to the consolidated financial statements.

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

At December 31, 2023, we had $21.3 million of commitments to originate loans, comprised of $2.7 million of residential loans, $18.7 million of commitments under commercial loans and lines of credit (including $16.8 million of unadvanced portions of commercial construction loans), $50.2 million of commitments under home equity loans and lines of credit and $2.6 million of unfunded commitments under consumer lines of credit. See Note 14 in the Notes to the consolidated financial statements for further information.  Upon adoption of the CECL method of calculating the ACL on January 1, 2023, the Bank recorded a one-time increase in the reserve for unfunded liabilities of $152,000.

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserve.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 54 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

2023 Auditor firm PCAOB number: 74 Auditor name: S. R. Snodgrass P.C. Auditor location: Cranbury Township, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bogota Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Financial Corp. and subsidiary (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 28, 2024

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2023 and 2022

	2023	2022
ASSETS
Cash and due from banks	$13,567,115	$8,160,028
Interest-bearing deposits in other banks	11,362,356	8,680,889
Cash and cash equivalents	24,929,471	16,840,917

Securities available for sale	68,888,179	85,100,578
Securities held to maturity (at fair value of $65,374,753 and $70,699,651 respectively)	72,656,179	77,427,309
Loans, net of allowance $2,785,949 and $2,578,174, respectively	714,688,635	719,025,762
Premises and equipment, net	7,687,387	7,884,335
Federal Home Loan Bank (“FHLB”) stock	8,616,100	5,490,900
Accrued interest receivable	3,932,785	3,966,651
Core deposit intangibles	206,116	267,272
Bank owned life insurance	30,987,851	30,206,325
Other assets	6,731,500	4,888,954
Total assets	$939,324,203	$951,099,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$30,554,842	$38,653,349
Interest bearing	594,792,300	662,758,100
	625,347,142	701,411,449

FHLB advances-short term	37,500,000	59,000,000
FHLB advances-long term	130,189,663	43,319,254
Advance payments by borrowers for taxes and insurance	2,733,709	3,174,661
Other liabilities	6,380,486	4,534,516
Total liabilities	802,151,000	811,439,880

Stockholders' Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at December 31,2023, and 2022	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,279,230 issued and outstanding at December 31, 2023 and 13,699,016 at December 31, 2022	132,792	136,989
Additional Paid-In capital	56,149,915	59,099,476
Retained earnings	92,177,068	91,756,673
Unearned ESOP shares (409,750 shares at December 31, 2023 and 436,495 shares at December 31, 2022)	(4,821,798)	(5,123,002)
Accumulated other comprehensive loss	(6,464,774)	(6,211,013)
Total stockholders' equity	137,173,203	139,659,123
Total liabilities and stockholders' equity	$939,324,203	$951,099,003

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2023 and 2022

	2023	2022
Interest income
Loans	$32,046,033	$26,264,486
Securities
Taxable	4,070,144	3,516,832
Tax-exempt	91,428	161,187
Other interest-earning assets	1,072,240	403,969
Total interest income	37,279,845	30,346,474

Interest expense
Deposits	18,023,772	5,106,517
FHLB of New York advances	4,282,603	2,162,217
Total interest expense	22,306,375	7,268,734

Net interest income	14,973,470	23,077,740

Provision for (recovery of) credit losses	(125,000)	425,000

Net interest income after provision for (recovery of) credit losses	15,098,470	22,652,740

Non-interest income
Fees and service charges	206,763	179,734
Gain on sale of loans	29,375	86,913
Bank owned life insurance	781,526	694,900
Other	121,371	162,126
Total non-interest income	1,139,035	1,123,673

Non-interest expenses
Salaries and employee benefits	9,820,128	8,713,734
Occupancy and equipment	1,474,107	1,390,718
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	418,215	220,210
Data processing	969,398	1,132,790
Advertising	465,064	492,859
Director fees	619,650	800,611
Professional fees	661,045	546,004
Other	1,329,520	988,081
Total non-interest expenses	15,757,127	14,285,007

Income before income taxes	480,378	9,491,406

Income tax (benefit) expense	(162,157)	2,614,545

Net income	$642,535	$6,876,861
Earnings per share - basic	$0.05	$0.51
Earnings per share - diluted	$0.05	$0.51
Weighted average shares outstanding	12,891,847	13,570,407
Weighted average shares outstanding - diluted	12,891,847	13,576,934

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2023 and 2022

	2023	2022
Net income	$642,535	$6,876,861

Net comprehensive (loss) income:
Unrealized losses on securities available for sale:
Unrealized holding loss arising during the period	(194,520)	(9,064,994)
Tax effect	54,680	2,548,170

Net of tax	(139,840)	(6,516,824)

Defined benefit retirement plans:
Unrealized (loss) gain arising during the period including changes in assumptions	(167,170)	249,184
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	94,315	231,406
Tax effect, income tax benefit	19,720	(135,092)
Net of tax	(53,135)	345,498

Derivatives, net of tax:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(84,554)	324,062
Tax effect	23,768	(91,093)
Net of tax	(60,786)	232,969
Total other comprehensive loss	(253,761)	(5,938,357)

Comprehensive income	$388,774	$938,504

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Total Equity
Balance January 1, 2022	14,605,809	$146,057	$68,247,204	$84,879,812	$(272,656)	$(5,424,206)	$147,576,211
Net income	—	—	—	6,876,861	—	—	6,876,861
Stock based compensation	—	—	932,772	—	—	—	932,772
Other comprehensive loss	—	—	—	—	(5,938,357)	—	(5,938,357)
Stock purchased and retired	(906,793)	(9,068)	(10,060,086)	—	—	—	(10,069,154)
ESOP shares released	—	—	(20,414)	—	—	301,204	280,790
Balance December 31, 2022	13,699,016	$136,989	$59,099,476	$91,756,673	$(6,211,013)	$(5,123,002)	$139,659,123
Adoption of ASC 326	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	642,535	—	—	642,535
Stock based compensation	—	—	932,772	—	—	—	932,772
Other comprehensive loss	—	—	—	—	(253,761)	—	(253,761)
Stock purchased and retired	(419,786)	(4,197)	(3,805,999)	—	—	—	(3,810,196)
ESOP shares released	—	—	(76,334)	—	—	301,204	224,870
Balance December 31, 2023	13,279,230	132,792	56,149,915	92,177,068	(6,464,774)	(4,821,798)	137,173,203

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net income	$642,535	$6,876,861
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	(56,583)	(229,718)
Provision for (recovery of) credit losses	(125,000)	425,000
Depreciation of premises and equipment	514,983	485,118
Amortization (Accretion) of deferred loan (fees) costs, net	141,459	(147,240)
Amortization of premiums and accretion of discounts on securities, net	30,933	155,525
Deferred income tax benefit expense	(624,390)	503,307
Gain on sale of loans	(29,375)	(86,913)
Proceeds from sale of loans	1,875,125	4,640,081
Origination of loans held for sale	(1,845,750)	(3,400,668)
Increase in cash surrender value of bank owned life insurance	(781,526)	(682,204)
Employee stock ownership plan	224,870	280,792
Stock based compensation	932,772	932,772
Changes in
Accrued interest receivable	33,866	(1,254,046)
Net changes in other assets	(1,150,276)	1,740,149
Net changes in other liabilities	1,653,708	617,367
Net cash provided by operating activities	1,437,351	10,856,183

Cash flows from investing activities
Purchases of securities available for sale	-	(67,461,181)
Purchases of securities held to maturity	(8,701,929)	(25,120,238)
Maturities, calls, and repayments of securities available for sale	15,986,947	14,978,881
Maturities, calls, and repayments of securities held to maturity	13,473,059	21,746,028
Net decrease (increase) in loans	4,205,323	(148,982,268)
Purchase of bank owned life insurance	-	(5,000,000)
Purchases of premises and equipment	(318,035)	(241,474)
Purchase of FHLB stock	(9,493,400)	(8,327,700)
Redemption of FHLB stock	6,368,200	7,688,100
Net cash provided by (used in) investing activities	21,520,165	(210,719,852)

Cash flows from financing activities
Net (decrease) increase in deposits	(76,025,392)	104,037,056
Net (decrease) increase in short-term FHLB advances	(21,500,000)	53,000,000
Proceeds (repayments) of long-term FHLB non-repo advances	86,907,578	(35,650,642)
Net (decrease) increase in advance payments from borrowers for taxes and insurance	(440,952)	318,541
Repurchase of common stock	(3,810,196)	(10,069,154)
Net cash (used in) provided by financing activities	(14,868,962)	111,635,801

Net increase (decrease) in cash and cash equivalents	8,088,554	(88,227,868)

Cash and cash equivalents – beginning of year	16,840,917	105,068,785
Cash and cash equivalents – end of year	$24,929,471	$16,840,917

Supplemental cash flow information
Income taxes paid	$1,375,000	$2,225,000
Interest paid	$21,640,118	$6,896,809

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) became the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.

The Bank maintains two subsidiaries Bogota Securities Corp, which was formed for the purpose of buying, selling and holding investment securities and Bogota Properties, LLC, which was inactive at December 31, 2023.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the twelve-month periods ended December 31, 2023 and 2022, options to purchase 523,619 common shares with an exercise price of $10.45 were outstanding but were not included in the calculation of diluted EPS because the options were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the years ended December 31, 2023 and 2022.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net income	$642,535	$6,876,861
Basic earnings per share:
Weighted average shares outstanding - basic	12,891,847	13,570,407
Weighted average shares outstanding - diluted	12,891,847	13,576,934
Dilutive securities	—	6,527
Basic earnings per share - basic	$0.05	$0.51
Basic earnings per share - diluted	$0.05	$0.51

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Cash Flows: Cash and cash equivalents include cash and deposits with other banks with original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions and short-term FHLB advances.

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

The Bank's held-to-maturity ("HTM") debt securities are also required to utilize the Current Expected Credit Losses ("CECL") approach to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities.

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and management had the intent and ability to hold to recovery, therefore, an allowance for credit losses was not recorded.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. The Bank originates real estate, commercial and consumer loans. A substantial portion of the loan portfolio is represented by loans in northern New Jersey. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserves.

Acquired Loans: Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on, but not limited to, the following: (1) non-accrual status; (2) previously a troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; or (4) delinquency status. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.

Residential First Mortgage Loans – Residential first mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Consumer Loans – Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same credit risk characteristics as residential real estate loans. The amount of a home equity line of credit is generally limited to a certain percentage of the appraised value of the property less the balance of the first mortgage.

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (“FHLBNY”) to sell loans within the Mortgage Partnership Finance (“MPF”) Program. The MPF Program gives the Bank another alternative to retaining mortgages in portfolio which may increase profits through fees earned through the sale of loans. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest-rate risk. FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks. Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program were $3,865,316 and $3,987,257 at December 31, 2023 and 2022, respectively. Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”).

The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account. Loan losses beyond the first and second layers are absorbed by the FHLBNY. There were no losses as of December 31, 2023 on the loans sold under the program. Late fees and ancillary fees related to loan servicing are not material.

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
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank (“FHLB”) Stock: FHLB stock is restricted stock, which is carried at cost, and periodically evaluated for impairment based on ultimate recovery of par value. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. Dividends are recorded as income on the consolidated statement of income.

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

Income Taxes: Income tax (benefit) expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Bank had no unrecognized tax positions as of December 31, 2023 or 2022.

The Company recognizes interest and/or penalties related to income tax matters in income tax (benefit) expense.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Recoveries, including proceeds from insurance claims are evaluated separately from loss contingencies and recognized when realized.

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

Derivatives and Hedging Activities:  The Company uses derivative financial instruments principally to manage interest rate risk. Certain derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Financial Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

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

Adoption of Accounting Standards:

In June 2016, the FASB issued ASU 2016- 13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an ACL that is deducted from the amortized cost basis. The ACL should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement was affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance was adopted. This Update was effective for Securities and Exchange Commission (“SEC”) filers that qualify as smaller reporting companies, non-SEC filers, and all other companies, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has minimal history of credit losses and therefore uses the WARM method and relies on the use of qualitative factors to determine future credit losses. Upon adoption of the CECL method of calculating the ACL on January 1, 2023, the Bank recorded a one-time decrease, net of tax, in retained earnings of $222,000, an increase to the ACL of $157,000 and, an increase in the reserve for unfunded liabilities of $152,000. No adjustment was made for the available-for-sale securities portfolio. See Note 4 for additional information. The table below includes $125,775 of credit losses on PCI loans that have been added to ACL as per the adoption of ASC  326.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The effect of the adoption of ASC 326 on the loan portfolio segments and the ACL on January 1, 2023 by portfolio segment was:

Loan Portfolio Segments:	Pre Adoption	The effect of adoption	Post Adoption
Real estate:
Residential First Mortgage	$466,100,627	$29,589,213	$495,689,840
Commercial and Multi-Family Real Estate	162,338,669	(162,338,669)	—
Commercial Real Estate	—	96,030,721	96,030,721
Multi-Family Real Estate	—	66,400,713	66,400,713
Construction	61,825,478	—	61,825,478
Commercial and Industrial	1,684,189	—	1,684,189
Consumer:
Home Equity and Other Consumer	29,654,973	(29,654,973)	—
Consumer	—	98,770	98,770
Total loans	721,603,936	125,775	721,729,711
Allowance for credit losses	(2,578,174)	(282,775)	(2,860,949)
Net loans	$719,025,762	$(157,000)	$718,868,762

Allowance for Credit Losses:	Pre Adoption	The effect of adoption	Post Adoption
Assets
ACL on loans
Residential First Mortgage	$1,602,534	$211,669	$1,814,203
Commercial and Multi-Family Real Estate	615,480	(615,480)	—
Commercial Real Estate	—	522,977	522,977
Multi-Family Real Estate	—	259,769	259,769
Construction	258,500	1,500	260,000
Commercial and Industrial	3,960	40	4,000
Home Equity and Other Consumer	97,700	(97,700)	—
Liabilities
ACL for unfunded commitments	—	152,000	152,000
Total	$2,578,174	$434,775	$3,012,949

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
December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Not yet effective Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior period disclosure for which a comparative income statement is presented in the period of adoption. This update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale at December 31, 2023 and 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(454,599)	$5,545,401
Corporate bonds due in:
Less than one year	3,000,000	—	(44,230)	2,955,770
One through five years	8,264,973	—	(247,937)	8,017,036
Five through ten years	1,000,000	—	(154,050)	845,950
MBS – residential	41,105,143	5,182	(5,703,143)	35,407,182
MBS – commercial	18,753,711	—	(2,636,871)	16,116,840

Total	$78,123,827	$5,182	$(9,240,830)	$68,888,179

December 31, 2022
U.S. treasury bills
Less than one year	$4,971,310	$—	$(43,702)	$4,927,608
U.S. government and agency obligations
One through five years	6,000,000	—	(534,846)	5,465,154
Corporate bonds due in:
Less than one year	3,022,044	—	(37,230)	2,984,814
One through five years	12,182,364	554	(585,085)	11,597,833
Five through ten years	1,000,000	—	(76,600)	923,400
MBS – residential	44,879,199	2,146	(5,232,300)	39,649,045
MBS – commercial	22,086,788	—	(2,534,064)	19,552,724

Total	$94,141,705	$2,700	$(9,043,827)	$85,100,578

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

All of the MBS are issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

There were no sales of securities during the years ended December 31, 2023 or 2022.

The age of unrealized losses and the fair value of related securities as of December 31, 2023 and 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and agency obligations	$—	$-	$5,545,401	$ ($454,599)	$5,545,401	$ ($454,599)
Corporate bonds	1,999,940	(60)	9,818,816	(446,157)	11,818,756	(446,217)
MBS – residential	-	-	34,829,468	(5,703,143)	34,829,468	(5,703,143)
MBS – commercial	-	-	16,116,840	(2,636,871)	16,116,840	(2,636,871)
Total	$1,999,940	$(60)	$66,310,525	$(9,240,770)	$68,310,465	$(9,240,830)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. treasury bills	$4,927,608	$(43,702)	$—	$—	$4,927,608	$ ($43,702)
U.S. government and agency obligations	2,758,248	(241,752)	2,706,906	(293,094)	5,465,154	(534,846)
Corporate bonds	11,859,089	(392,367)	2,647,402	(306,548)	14,506,491	(698,915)
MBS – residential	16,474,573	(1,557,718)	22,801,879	(3,674,582)	39,276,452	(5,232,300)
MBS – commercial	9,449,159	(857,122)	10,103,565	(1,676,942)	19,552,724	(2,534,064)
Total	$45,468,677	$(3,092,661)	$38,259,752	$(5,951,166)	$83,728,429	$(9,043,827)

Unrealized losses on corporate bonds available for sale have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The Bank has 44 securities in a loss position and does not consider these securities to be other-than-temporary impaired at December 31, 2023.

At December 31, 2023 and 2022, securities available for sale with a carrying value of $113,415 and $126,662, respectively, were pledged to secure public deposits.

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was due to changes in interest rates and other market conditions. At December 31, 2023, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at December 31, 2023. As of December 31, 2023, no ACL was required on available-for-sale securities. At  December 31, 2022 the Bank did not consider these securities to be other-than-temporary impaired.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at December 31, 2023 and 2022:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
U.S. government and agency obligations due in
One through five years	$10,000,000	$—	$(314,240)	$9,685,760
More than five years through ten years	3,000,000	—	(372,885)	2,627,115
Corporate Bonds due in:
One through five years	6,431,007	—	(52,685)	6,378,322
Five through ten years	16,294,604	38,684	(2,074,007)	14,259,281
Greater than ten years	4,287,941	—	(441)	4,287,500
Municipal obligations due in:
One through five years	901,597	—	(55,102)	846,495
More than five years through ten years	1,591,199	784	(160,655)	1,431,328
Greater than ten years	507,716	—	(103,356)	404,360
MBS –
Residential	12,484,366	7,223	(1,457,104)	11,034,485
Commercial	17,157,749	-	(2,737,642)	14,420,107

	$72,656,179	$46,691	$(7,328,117)	$65,374,753

December 31, 2022
U.S. government and agency obligations due in
One through five years	$10,000,000	$—	$(456,850)	$9,543,150
Five years through ten years	3,000,000	-	(466,866)	2,533,134
Corporate Bonds due in:
One through five years	2,444,729	1,269	(55,836)	2,390,162
Five through ten years	15,825,262	54,738	(1,045,557)	14,834,443
Municipal obligations due in:
Less than one year	7,706,402	—	(36,250)	7,670,152
One through five years	902,545	—	(84,742)	817,803
More than five years through ten years	375,000	1,286	—	376,286
Greater than ten years	1,728,184	—	(346,586)	1,381,598
MBS –
Residential	14,425,827	410	(1,431,861)	12,994,376
Commercial	21,019,360	-	(2,860,813)	18,158,547

	$77,427,309	$57,703	$(6,785,361)	$70,699,651

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

Mortgage-backed securities include Freddie Mac, Fannie Mae and Ginnie Mae securities, all of which are U.S. government sponsored agencies. There are no non-preforming held to maturity securities at December 31, 2023.

The age of unrecognized losses and the fair value of related securities were as follows:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial
December 31, 2023
Credit Rating
AAA/AA/A	$12,312,875	$11,469,219	$2,682,183	$11,034,485	$14,420,107
BBB/BB/B	—	4,999,038	—	—	—
Lower than B	—	—	—	—	—
Not Rated	—	8,456,846	—	—	—
Total	$12,312,875	$24,925,103	$2,682,183	$11,034,485	$14,420,107

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. government and agency obligations	$9,543,150	$(456,850)	$2,533,134	$(466,866)	$12,076,284	$(923,716)
Corporate bonds	11,464,282	(680,447)	3,329,054	(420,946)	14,793,336	(1,101,393)
Municipal obligations	7,670,152	(36,250)	2,199,401	(431,328)	9,869,553	(467,578)
MBS – residential	2,008,303	(101,341)	10,809,648	(1,330,520)	12,817,951	(1,431,861)
MBS – commercial	7,383,822	(282,984)	10,774,725	(2,577,829)	18,158,547	(2,860,813)
Total	$38,069,709	$(1,557,872)	$29,645,962	$(5,227,489)	$67,715,671	$(6,785,361)

No ACL on the securities above has been recorded because the issuers of the securities are of high credit quality and the decline in fair value was due to changes in interest rates and other market conditions.  Unrecognized losses have not been recognized into income because the issuers of the securities are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. The Bank has 55 securities in a loss position as of December 31, 2023.

At December 31, 2023 and 2022, securities held to maturity with a carrying amount of $1,589,747 and $5,293,804, respectively, were pledged to secure repurchase agreements at the FHLB of New York (see Note 9).

At December 31, 2023 and 2022, securities held to maturity with a carrying value of $4,976,927 and $4,659,956, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 – LOANS

In conjunction with the adoption of ASC 326, the Company made certain loan portfolio segment reclassifications to conform to the new ACL methodology. Loans and these related reclassifications, are summarized as follows at December 31, 2023 and December 31, 2022:

		Pre Adoption		Post Adoption
	December 31,	December 31,	The effect of	December 31,
	2023	2022	adoption	2022

Real estate:
Residential First Mortgage	$486,052,422	$466,100,627	$29,589,213	$495,689,840
Commercial and Multi-Family Real Estate	-	162,338,669	(162,338,669)	-
Commercial Real Estate	99,830,514	-	96,030,721	96,030,721
Multi-Family Real Estate	75,612,566	-	66,400,713	66,400,713
Construction	49,302,040	61,825,478	-	61,825,478
Commercial & Industrial	6,658,370	1,684,189	-	1,684,189
Consumer:
Home equity and other	-	29,654,973	(29,654,973)	-
Consumer	18,672	-	98,770	98,770
Total loans	717,474,584	721,603,936	125,775	721,729,711
Allowance for credit losses	(2,785,949)	(2,578,174)	(282,775)	(2,860,949)
Net loans	$714,688,635	$719,025,762	$ ($157,000)	$718,868,762

The Bank has granted loans to executive officers and directors of the Bank. At December 31, 2023 and 2022, such loans totaled $1,610,688 and $1,739,725, respectively.

	2023	2022
Outstanding, January 1,	$1,739,725	$577,143
New loans	-	1,317,500
Loan repayments	(129,037)	(154,918)
Outstanding, December 31,	1,610,688	1,739,725

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 - LOANS (Continued)

At December 31, 2023, deferred loan fees were $2,873,724 and $3,078,612 respectively.

The following table presents the activity in the allowance for credit losses by portfolio segments for the years ended  December 31, 2023 and 2022:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial & Industrial	Consumer	Total
December 31, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for loan losses (recovery)	135,466	(85,797)	57,531	(102,500)	18,000	(97,700)	(75,000)
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—

Total ending allowance balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2022
Allowance for loan losses:
Beginning balance	$1,092,474	$768,600	$195,000	$9,400	$87,700	$2,153,174
Provision for loan losses (credit)	510,060	(153,120)	63,500	(5,440)	10,000	425,000
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Total ending allowance balance	$1,602,534	$615,480	$258,500	$3,960	$97,700	$2,578,174

The provision fluctuations during the years ended December 31, 2023 and 2022 were due to increases or decreases in loan balances in different loans types and economic conditions.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of December 31, 2022:

	Residential First Mortgage	Commercial & Multi- Family Real Estate	Construction	Commercial & Industrial	Home Equity & Other	Total
December 31, 2022
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33,000	$—	$—	$—	$—	$33,000
Collectively evaluated for impairment	1,569,534	615,480	258,500	3,960	97,700	2,545,174

Total ending allowance balance	$1,602,534	$615,480	$258,500	$3,960	$97,700	$2,578,174

Loans:
Loans individually evaluated for impairment	$819,590		$—	$—	$37,069	$856,659
Loans collectively evaluated for impairment	462,439,940	160,990,186	61,825,478	1,684,189	29,586,787	716,526,580
Loans acquired with deteriorated credit quality	2,841,097	1,348,483	—	—	31,117	4,220,697

Total ending loans balance	$466,100,627	$162,338,669	$61,825,478	$1,684,189	$29,654,973	$721,603,936

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at December 31, 2023:

Portfolio segment	Real estate	Other
Residential First Mortgage	$ 1,432,072	$ —
Commercial Real Estate	450,392	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$ 12,776,177	$ —

Impaired loans as of and for the year ended December 31, 2022 were as follows:

	Loans With no related allowance recorded	Loans with an allowance recorded	Average Of individually Impaired loans	Amount of allowance for loan losses allocated
Residential first mortgages	$1,199,278	$171,616	$1,300,615	$33,000
Commercial and Multi-Family	488,222	—	488,196	—
Construction	—	—	—	—
Commercial & Industrial	—	—	—	—
Home equity & other consumer	37,069	—	26,298	—
	$1,724,569	$171,616	$1,815,109	$33,000

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 - LOANS (Continued)

Interest income recognized during impairment and cash-basis interest income recognized in both 2023 and 2022 was nominal.

Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated loans.

No nonaccrual loans had specific reserves as of December 31, 2023 and the Bank had no other real estate owned at either December 31, 2023 or December 31, 2022.

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
December 31, 2023
Residential First Mortgage	$819,590	$1,432,072	$1,432,072	$—	$—
Commercial Real Estate		450,392	450,392
Construction	—	10,893,713	10,893,713	—	—
Consumer	37,069	—	—	—	—
Total	$856,659	$12,776,177	$12,776,177	$—	$—

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by class of loans as of December 31, 2022:

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2022
Residential first mortgage	$ 819,590	$ —
Commercial and multi-family	—	—
Construction	—	—
Commercial & Industrial	—	—
Home equity and other consumer	37,069	—

Total	$ 856,659	$ —

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2023 and 2022, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2023
Residential first mortgage	$—	$297,118	$964,806	$1,261,924	$484,790,498	$486,052,422
Commercial real estate	—	—	450,392	450,392	99,380,122	99,830,514
Multi-Family real estate	—	—	—	—	75,612,566	75,612,566
Construction	—	—	10,893,713	10,893,713	38,408,327	49,302,040
Commercial & Industrial	—	—	—	—	6,658,370	6,658,370
Consumer	-	—	—	-	18,672	18,672
Total	$—	$297,118	$12,308,911	$12,606,029	$704,868,555	$717,474,584

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI loans	Total
December 31, 2022
Residential first mortgage	$—	$360,849	$279,515	$640,364	$462,619,166	$2,841,097	$466,100,627
Commercial and Multi-Family	—	—	—	—	160,990,186	1,348,483	162,338,669
Construction	—	—	—	—	61,825,478	—	61,825,478
Commercial & Industrial	—	—	—	—	1,684,189	—	1,684,189
Home equity and other consumer	92,977	—	19,122	112,099	29,511,757	31,117	29,654,973
Total	$92,977	$360,849	$298,637	$752,463	$716,630,776	$4,220,697	$721,603,936

Loans greater than 89 days past due are considered to be non-performing.

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
December 31, 2023 and 2022

NOTE 4 – LOANS (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Term Loans by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$5,174,879	$111,903,094	$37,747,971	$28,952,299	$26,155,892	$114,830,194	$159,976,218	$484,740,547
Special Mention	—	—	—	191,276	169,343	389,565	107,538	857,722
Substandard	—	—	—	—	—	169,131	285,022	454,153
Doubtful	—	—	—	—	—	—	—	—
Total	5,174,879	111,903,094	37,747,971	29,143,575	26,325,235	115,388,890	160,368,778	486,052,422
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	3,065,843	—	6,893,352	5,501,995	11,722,774	72,196,158	99,380,122
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	450,392	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	—	3,065,843	—	6,893,352	5,501,995	11,722,774	72,646,550	99,830,514
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	2,362,920	—	1,162,353	—	2,117,462	69,969,831	75,612,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	2,362,920	—	1,162,353	—	2,117,462	69,969,831	75,612,566
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	38,459,962	38,459,962
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,842,078	10,842,078
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	49,302,040	49,302,040
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	241,109	—	—	576,164	94,204	—	5,746,893	6,658,370
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	241,109	—	—	576,164	94,204	—	5,746,893	6,658,370
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	18,672	18,672
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	18,672	18,672
Total loans	$5,415,988	$117,331,857	$37,747,971	$37,775,444	$31,921,434	$129,229,126	$358,052,764	$717,474,584

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 – LOANS (Continued)

	Pass	Special Mention	Substandard	Totals
December 31, 2022
Residential first mortgage	$465,089,495	$555,965	$455,167	$466,100,627
Commercial and Multi-Family	162,338,669	—	—	162,338,669
Construction	61,825,478	—	—	61,825,478
Commercial & Industrial	1,684,189	—	—	1,684,189
Home equity and other consumer	29,617,904	19,122	17,947	29,654,973

Total	$720,555,735	$575,087	$473,114	$721,603,936

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

	2023	2022
Land	$2,402,995	$2,402,995
Buildings and improvements	6,962,864	6,834,508
Furniture, fixtures and equipment	3,698,532	3,508,853
	13,064,391	12,746,356
Accumulated depreciation	(5,377,004)	(4,862,021)

	$7,687,387	$7,884,335

Depreciation expense was $514,983 and $485,118 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – INTANGIBLE ASSETS

Core deposit intangible carrying amounts were $206,116 for the year ended December 31, 2023. Core deposit accumulated amortization and amortization expense totaled $132,728 and $61,156, respectively, for the year ended December 31, 2023.

Core deposit intangible assets are amortized to their estimated residual values over their expected useful lives, commonly ten years. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2023, was as follows:

2024	$53,223
2025	45,289
2026	37,355
2027	29,421
2028	21,489
Thereafter	19,339
$206,116

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 7 – DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $132,100,000 and $119,100,000 at December 31, 2023 and 2022, respectively.

Officers and directors of the Bank have deposits at the Bank. At December 31, 2023 and 2022, such deposits totaled approximately $2,433,000 and $2,541,000, respectively.

The Bank had $53,300,000 and $58,600,000 of brokered deposits as of December 31, 2023 and 2022, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2023 are as follows:

2024	$430,847,483
2025	49,377,623
2026	5,524,308
2027	5,687,138
2028	1,838,215
$493,274,767

NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

There were short-term advances as of December 31, 2023 totaling $37,500,000 with a weighted average interest rate of 5.52% that mature within one year. There were short-term advances as of December 31, 2022 totaling $59,000,000 with a weighted average interest rate of 4.59% that mature within one year.

Long-term advances at December 31 were as follows:

	Weighted Average Rate at December 31, 2023	2023	2022
Amortizing:
Maturing in:
2023	—	$—	$3,101,059
2024	2.58%	5,496,642	3,124,634
2025	2.91%	4,847,744	2,354,973
2026	4.12%	3,297,983	678,275
2027	4.98%	2,753,137	-
2028	5.05%	2,271,012	-
	3.59%	$18,666,518	$9,258,941
Non-repo advances
Maturing in:
2023	—	$—	$23,037,169
2024	3.92%	16,019,838	6,019,839
2025	4.31%	54,003,307	5,003,306
2026	4.57%	41,500,000	-

	4.35%	$111,523,145	$34,060,314

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK (Continued)

At December 31, 2023 and 2022, securities held to maturity and available for sale with a carrying amount of $1,589,747 and $5,269,320, respectively, were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans at December 31, 2023 and 2022 amounted to $289,808,115 and $329,278,068, respectively.

The Bank had available additional borrowing capacity of $140,398,000 and $235,221,958, with the FHLB as of December 31, 2023 and 2022, respectively. The Bank also had outstanding lines of credit of $54,000,000 and $51,000,000 with four correspondent banks as of December 31, 2023 and 2022. There were no outstanding balances against these lines as of December 31, 2023 or 2022.

Payments over the next five years are as follows:

2024	$59,016,480
2025	58,851,051
2026	44,797,983
2027	2,753,137
2028	2,271,012
$167,689,663

NOTE 9 – INCOME TAXES

Income tax (benefit) expense was as follows:

	2023	2022
Current expense
Federal	$379,021	$1,407,387
State	83,212	847,337
	462,233	2,254,724
Deferred (benefit) expense
Federal	(411,463)	240,502
State	(212,927)	119,319
	(624,390)	359,821

Total income (benefit) expense	$(162,157)	$2,614,545

Total income tax (benefit) expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31:

	2023	2022
Expected income tax expense at federal tax rate	$100,879	$1,993,195
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect	(102,475)	763,658
Bank Owned Life Insurance	(164,120)	(145,929)
Tax exempt interest, net	(16,441)	(33,849)
Other, net	20,000	37,470
	$(162,157)	$2,614,545

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 9 – INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$811,803	$724,725
Deferred compensation	928,427	945,753
Fraud claim	121,713	-
Nonaccrual interest	351,211	-
ESOP plans	90,188	51,766
Stock equity plans	263,451	125,195
Accrued severance plan	271,587	-
Federal NOL carryforward	345,571	378,777
Depreciation	72,227	66,854
Charitable foundation contribution	312,949	425,092
Net unrealized loss on securities available for sale	2,596,141	2,541,461
Other	-	48,186
	6,165,268	5,307,809
Deferred tax liabilities:
Loan fees/costs	1,120,945	1,108,540
Directors’ and officers’ retirement plans	996	21,772
Purchase accounting	294,064	242,887
Cash flow hedges	67,326	91,094
Other	27,947	-
	1,511,278	1,464,293
Net deferred tax asset	$4,653,990	$3,843,516

Included in retained earnings at December 31, 2023 and 2022 was approximately $4,609,000 in bad debt reserves for which no deferred income tax liabilities have been recorded. The amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. There were no unrecognized tax benefits at December 31, 2023 or 2022. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2023 or 2022. The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Bank is no longer subject to federal and state examination by taxing authorities for years before 2020 and 2019, respectively.

NOTE 10 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over the service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2023 and December 31, 2022, $473,000 and $473,000 of expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 181,215 non-vested restricted shares outstanding at December 31, 2023 was approximately $1.9 million over a weighted average period of 3.85 years.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 10 – STOCK BASED COMPENSATION (Continued)

The following is a summary of the Company's restricted stock activity during the twelve months ended December 31, 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2023	181,215	$10.45
Granted	-	-
Vested	45,304	10.45
Forfeited	-	-
Outstanding, December 31, 2023	135,911	$10.45

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2023 and December 31, 2022 approximately $459,000 and $459,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 526,119 non-vested options outstanding at December 31, 2023 was $1.8 million over the weighted average remaining vesting period of 3.85 years.

The following is a summary of the Company's option activity during the twelve months ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	523,619	$10.45	6.5	$—
Granted	-
Forfeited	-
Outstanding, December 31, 2023	523,619	10.45	6.5	-
Options exercisable at December 31, 2023	209,448			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 11 – DERIVATIVES AND HEDGING ACTIVITES

Interest Rate Swaps. At December 31, 2023, the Company had two interest rate swaps with a notional amount of $20.0 million hedging certain FHLB advances and brokered deposits. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2022, the Company had one interest rate swap with a notional amount of $10.0 million hedging certain FHLB advances. At both December 31, 2023 and December 31, 2022, the Company had no interest rate swaps in place with commercial banking customers.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 11 – DERIVATIVES AND HEDGING ACTIVITES (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2023:

	December 31, 2023
	Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value
Interest rate swaps	Other Assets	$239,510
Total derivative instruments		$239,510

For the twelve months ended December 31, 2023, changes in fair value of $84,554 were recorded in other comprehensive income, net of tax, for changes in fair value of interest rate swaps with third parties. At December 31, 2023, accrued interest was $72,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

NOTE 12 – BENEFIT PLANS

401(k) Plan: The Bank has a 401(k) retirement plan covering substantially all employees. The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary. In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions. Bank contributions to the plan for the years ended December 31, 2023 and 2022 were $414,000 and $384,000, respectively.

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

The measurement dates used in the Plan valuations were December 31 for plan years 2023 and 2022, respectively. The following table sets forth the Plan’s funded status at December 31, 2023 and 2022:

	2023	2022
Projected benefit obligation - beginning	$2,318,336	$2,430,095
Service cost	52,005	136,145
Interest cost	109,410	69,830
Actuarial gain	(12,950)	(154,613)
Annuity payments	(191,992)	(163,121)
Projected benefit obligation – ending	2,274,809	2,318,336

Changes in Plan assets
Employer contributions	191,992	163,121
Annuity payments	(191,992)	(163,121)

Funded status and accrued pension cost included in other liabilities	$2,274,809	$2,318,336

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 12 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2023	2022
Net actuarial gain (loss)	$2,236	$(65,412)
Prior service cost	1,682	82,538

	$3,918	$17,126

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2023	2022
Service cost	$52,005	$136,145
Interest cost	109,410	69,830
Amortization of prior service cost	259	130,821
Net periodic benefit cost	161,674	336,796

Net loss (gain)	2,236	(154,613)
Amortization of prior service cost	(259)	(130,821)
Total recognized in other comprehensive income (loss)	1,977	(285,434)

Total recognized in net periodic benefit cost and other comprehensive loss	$163,651	$51,362

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2023	2022
Discount rate	4.80%	5.00%

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 12 – BENEFIT PLANS (Continued)

Weighted-average assumptions used to determine net periodic pension cost:

	2023	2022
Discount rate	4.80%	2.90%
Amortization period (years)	9.49	5.8

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

For the year ended December 31, 2024, the Bank expects to contribute $200,222 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2024	$200,222
2025	290,760
2026	259,119
2027	236,518
2028	236,518
2029-2030	473,036

Employee Stock Ownership Plan (“ESOP”): Effective upon the consummation of the Bank's reorganization in January 2020, an ESOP was established for all eligible employees. The ESOP used $6.0 million in proceeds from a twenty-year term loan obtained from the Company to purchase 515,775 shares of Company common stock. The term loan principal is payable in installments through January 2039. Interest on the term loan is floating rate that was 8.50% as of December 31, 2023.

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

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2023 and 2022 was $224,870 and $280,790, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 12 – BENEFIT PLANS (Continued)

The ESOP shares were as follows:

	2023	2022
Allocated shares	106,024	79,280
Unearned shares	409,751	436,495
Total ESOP shares	515,775	515,775
Fair value of unearned ESOP shares	$3,321,570	$4,880,014

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

As of December 31, 2023, the accrued SERP obligation was $1,040,487. The expense was a benefit of $15,325 during 2023. At December 31, 2023, the amount recognized in accumulated other comprehensive loss was $87,120. As of December 31, 2022, the accrued SERP obligation was $968,692. The expense was $278,714 during 2022. At December 31, 2022, the amount recognized in accumulated other comprehensive loss was $79,972.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 13 – REGULATORY CAPITAL MATTERS (Continued)

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

The Bank excludes accumulated OCI components from Tier 1 and Total regulatory capital.

The Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2023 and 2022 are presented in the tables below.

	Actual Capital		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2023
Tier 1 capital to average assets:
Bank	130,625	13.96	74,864	8.0

2022
Tier 1 capital to average assets:
Bank	129,264	13.44	71,193	8.0

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

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31, 2023 and 2022 was as follows:

	2023	2022
Fixed Rate
Residential mortgage loans	$—	$650,000
Commercial & Industrial	—	500,000
Home equity line of credit	—	85,000
	$—	$1,235,000

Variable Rate
Residential mortgage loans	$2,664,450	$1,822,807
Construction loans	16,780,124	32,935,531
Home equity loans	1,173,000	510,000
Commercial real estate	730,000	—

	$21,347,574	$35,268,338

Commitments to make loans are generally made for periods of 90 days or less.

At December 31, 2023 and 2022, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $50,175,046 and $48,776,452, respectively. At December 31, 2023 and 2022, undisbursed funds from approved lines of credit under a business line of credit program amounted to $2,579,759 and $8,183,350, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $181,308 and $169,540 for 2023 and 2022, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Securities available for sale:
U.S. government and agency obligations	$5,545,401	$—	$5,545,401	$—
Corporate bonds	11,818,756	—	11,818,756	—
MBS – residential	35,407,182	—	35,407,182	—
MBS – commercial	16,116,840	—	16,116,840	—
Cash flow hedge	239,510		239,510
	$69,127,689	$—	$69,127,689	$—

December 31, 2022
Securities available for sale:
U.S. treasury bills	$4,927,608	$4,927,608	$—	$—
U.S. government and agency obligations	5,465,154	—	5,465,154	—
Corporate bonds	15,506,047	—	15,506,047	—
MBS – residential	39,649,045	—	39,649,045	—
MBS – commercial	19,552,724	—	19,552,724	—
Cash flow hedge	324,062		324,062
	$85,424,640	$4,927,608	$80,497,032	$—

No assets were measured at fair value on a non-recurring basis at December 31, 2023 and 2022.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 15 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2023 and 2022 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2023
Financial instruments -assets
Investment securities held-to-maturity	$72,656	$65,375	$—	$65,375	$—
Loans	714,687	672,347	—	—	672,347
Financial instruments - liabilities
Certificates of deposit	493,275	491,944	—	491,944	—
Borrowings	167,690	167,891	—	167,891	—

December 31, 2022
Financial instruments - assets
Investment securities held-to-maturity	$77,427	$70,700	$—	$70,700	$—
Loans	719,026	658,250	—	—	658,250
Financial instruments - liabilities
Certificates of deposit	492,593	491,638	—	491,638	—
Borrowings	102,319	98,885	—	98,885	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows:

	Year ended December 31, 2023
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total
Beginning balance	$(6,499,666)	$232,969	$55,684	$(6,211,013)
Other comprehensive loss before reclassification	(139,840)	(60,786)	(53,135)	(253,761)
Amounts reclassified from other comprehensive loss	-	-	-	-
Net current period other comprehensive loss	(139,840)	(60,786)	(53,135)	(253,761)
Ending balance	$(6,639,506)	$172,183	$2,549	$(6,464,774)

	Year ended December 31, 2022
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total

Beginning balance	$17,158	$—	$(289,814)	$(272,656)
Other comprehensive (loss) income before reclassification	(6,516,824)	232,969	179,142	(6,104,713)
Amounts reclassified from other comprehensive (loss) income	-	-	166,356	166,356
Net current period other comprehensive (loss) income	(6,516,824)	232,969	345,498	(5,938,357)
Ending balance	$(6,499,666)	$232,969	$55,684	$(6,211,013)

Details about accumulated other comprehensive loss components	Year ended December 31, 2023	Year ended December 31, 2022
Realized gains on sales of securities
	$—	$—
	—	—
	$—	$—
Amortization of estimated defined benefit pension plan losses
	$94,315	$231,403	other expense
	(26,512)	(65,047)	provision for income taxes
	$67,803	$166,356
Total reclassifications for the period	$67,803	$166,356

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2023.

(c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes made in our internal controls during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Bogota Financial Corp.’s internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Employment Agreement with Kevin Pace.  On March 27, 2024, Bogota Savings Bank (the “Bank”), the wholly owned subsidiary of the Company, entered into an employment agreement with Kevin Pace, President and Chief Executive Officer of the Bank and the Company.  The agreement has an initial term through December 31, 2025.  Beginning on January 1, 2025, and each January 1 thereafter, the term of the agreement extends automatically for one additional year so that the term will be two years from the date of such renewal unless either the Bank or Mr. Pace gives written notice no later than 30 days before the renewal date that the term will not be renewed.  At least 30 days prior to each renewal date, disinterested members of the board of directors of the Bank will conduct a comprehensive performance evaluation of Mr. Pace’s performance to determine whether to renew the employment agreement.

Pursuant to the employment agreement, Mr. Pace will receive an annual base salary of $380,000, which may be increased, but not decreased, other than a percentage decrease (not greater than 10%) applicable to all members of senior management. In addition to his base salary, the employment agreement provides that Mr. Pace may receive a bonus on a discretionary basis, as determined by the Compensation Committee, and/or will be eligible to participate in any bonus plan or arrangement of the Bank in which senior management is eligible to participate.  Mr. Pace is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to the senior management of the Bank as well as reimbursement of reasonable travel and other business expenses incurred in the performance of his duties with the Bank, including memberships in organizations as Mr. Pace and the board of directors of the Bank mutually agree are necessary and appropriate.  In addition, the Bank shall provide Mr. Pace with a company-owned or leased automobile (or a reasonable car allowance) and shall pay or reimburse Mr. Pace for the reasonable maintenance, insurance, gas, tolls and other charges related to the business of the automobile in accordance with the Bank’s automobile policy.

The Bank may terminate Mr. Pace’s employment with or without “cause” (as defined in the employment agreement) at any time, and Mr. Pace may resign at any time with or without “good reason” (as defined in the employment agreement).  In the event of Mr. Pace’s termination by the Bank without cause (other than due to death or disability) or Mr. Pace’s voluntary resignation for “good reason” (in either case a “qualifying termination event”), the Bank would pay Mr. Pace a cash severance payment equal to 24 months of his base salary, payable in equal bi-weekly installments for 24 months, commencing within 60 days following his date of termination.  In addition, provided that Mr. Pace timely elects continue coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), Mr. Pace would receive 18 consecutive monthly cash payments equal to his monthly COBRA premium in effect as of the date of termination for the level of coverage in effect for Mr. Pace under the Bank’s group health plan.  The payments and benefits described above are subject to Mr. Pace executing, and not revoking, a release of claims against the Bank.

If a qualifying termination event occurs on or after a change in control of the Bank or the Company, Mr. Pace would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to two times the sum of his (1) annual base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (2) the average annual cash bonus earned for the two most recently completed performance periods prior to the change in control.  Such payment is payable in bi-weekly installments for a period of two years, commencing within 30 days following Mr. Pace’s date of termination.  In addition, Mr. Pace would receive 18 consecutive monthly cash payments equal to his monthly COBRA premium in effect as of the date of termination for the level of coverage in effect for Mr. Pace under the Bank’s (or successor’s) group health plan immediately before his termination.

If Mr. Pace’s employment is terminated due to his voluntary resignation without good reason, termination for cause, death or disability, the employment agreement will immediately terminate, and the Bank would have no obligation to pay any additional severance benefits to Mr. Pace under the employment agreement.

Upon termination of employment (other than a termination in connection with a change in control), Mr. Pace will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.

The non-competition and non-solicitation covenants apply following a change in control for a period mutually to be agreed to by the parties, which will be no less than six months nor exceed two years.  In the event payments and benefits provided to Mr. Pace become subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the Bank shall obtain an independent appraisal of the value of the non-competition and non-solicitation covenants, and the aggregate value of the parachute payment (as defined in Code Section 280G) will be reduced by the appraised value of the covenants.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement attached hereto as Exhibits 10.2 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9B.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Additionally, no directors or officers of Bogota Financial Corp failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during 2023.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	752,638	$10.45	149,968
Equity compensation plan not approved by security holders	-		-
Total	752,638	$10.45	149,968

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “ Stock Ownership” in the Proxy Statement.

(d)	Changes in Control

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

3.2

Amended and Restated Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), initially filed with the Securities and Exchange Commission on January 25, 2024)

4.1

Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Bogota Financial Corp. (File No. 333-233680), initially filed with the Securities and Exchange Commission on September 9, 2019, as amended)

4.6

Description of Bogota Financial Corp.’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on March 30, 2020)

10.1

Resignation and Separation Agreement and Release of Claims between Bogota Savings Bank and Joseph Coccaro (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on November 30, 2023) †

10.2	Employment Agreement between Bogota Savings Bank and Kevin Pace †
10.3

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

10.7	Bogota Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement (File No. 001-39180, filed on April 22, 2021) †
10.8	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-258064), filed on July 21, 2021) †
10.9	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-258064), filed on July 21, 2021) †

10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-258064), filed on July 21, 2021) †
21	Subsidiaries of Registrant
23.1	Consent of Independent Public Accounting Firm – S.R. Snodgrass, P.C.
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

32.1	Certification of President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

BOGOTA FINANCIAL CORP.

Date: March 28, 2024	By:	/s/ Kevin Pace
Kevin Pace
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Pace	President, Chief Executive Officer and Director	March 28, 2024
Kevin Pace	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 28, 2024
Brian McCourt	(Principal Financial Officer)

/s/ Steven M. Goldberg	Chairman of the Board	March 28, 2024
Steven M. Goldberg

/s/ William Hanson	Director	March 28, 2024
William Hanson

/s/ John Masterson	Director	March 28, 2024
John Masterson

/s/ John G. Reiner	Director	March 28, 2024
John G. Reiner