Form 10-Q
period 2024-03-31
Bogota Financial Corp.
filed 2024-05-15
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 13,256,147 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$6,507,713	$13,567,115
Interest-bearing deposits in other banks	7,927,173	11,362,356
Cash and cash equivalents	14,434,886	24,929,471
Securities available for sale, at fair value	102,046,637	68,888,179
Securities held to maturity, net of allowance for securities credit losses of $35,000 and zero, respectively (fair value - $68,870,061 and $65,374,753, respectively)	76,462,289	72,656,179
Loans, net of allowance of $2,785,949 and $2,785,949, respectively	708,300,163	714,688,635
Premises and equipment, net	7,827,305	7,687,387
Federal Home Loan Bank (FHLB) stock and other restricted securities	7,788,500	8,616,100
Accrued interest receivable	4,036,718	3,932,785
Core deposit intangibles	192,066	206,116
Bank-owned life insurance	31,199,810	30,987,851
Other assets	8,574,556	6,731,500
Total Assets	$960,862,930	$939,324,203
Liabilities and Equity
Non-interest bearing deposits	$29,775,170	$30,554,842
Interest bearing deposits	635,767,236	594,792,300
Total deposits	665,542,406	625,347,142
FHLB advances-short term	28,500,000	37,500,000
FHLB advances-long term	120,823,755	130,189,663
Advance payments by borrowers for taxes and insurance	2,998,852	2,733,709
Other liabilities	6,551,192	6,380,486
Total liabilities	824,416,205	802,151,000

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,256,147 issued and outstanding at March 31, 2024 and 13,279,230 at December 31, 2023	132,461	132,792
Additional paid-in capital	56,090,019	56,149,915
Retained earnings	91,736,088	92,177,068
Unearned ESOP shares (403,082 shares at March 31, 2024 and 409,750 shares at December 31, 2023)	(4,746,497)	(4,821,798)
Accumulated other comprehensive loss	(6,765,346)	(6,464,774)
Total stockholders’ equity	136,446,725	137,173,203
Total liabilities and stockholders’ equity	$960,862,930	$939,324,203

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Interest income
Loans, including fees	$8,207,392	$7,699,438
Securities
Taxable	1,516,343	1,051,260
Tax-exempt	13,148	44,902
Other interest-earning assets	324,304	221,589
Total interest income	10,061,187	9,017,189
Interest expense
Deposits	5,969,881	3,714,997
FHLB advances	1,440,069	777,354
Total interest expense	7,409,950	4,492,351
Net interest income	2,651,237	4,524,838
Provision for credit losses	35,000	—
Net interest income after provision for credit losses	2,616,237	4,524,838
Non-interest income
Fees and service charges	58,587	52,152
Gain on sale of loans	—	13,225
Bank-owned life insurance	211,959	186,053
Other	28,532	31,849
Total non-interest income	299,078	283,279
Non-interest expense
Salaries and employee benefits	2,158,565	2,162,369
Occupancy and equipment	371,117	382,787
FDIC insurance assessment	100,597	60,000
Data processing	303,605	277,097
Advertising	110,100	147,300
Director fees	155,700	159,337
Professional fees	196,785	149,250
Other	246,622	179,208
Total non-interest expense	3,643,091	3,517,348
(Loss) income before income taxes	(727,776)	1,290,769
Income tax (benefit) expense	(286,796)	298,062
Net (loss) income	$(440,980)	$992,707
(Loss) earnings per Share - basic	$(0.03)	$0.08
(Loss) earnings per Share - diluted	$(0.03)	$0.08
Weighted average shares outstanding - basic	12,852,930	13,013,492
Weighted average shares outstanding - diluted	12,852,930	13,055,533

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(440,980)	$992,707
Other comprehensive (loss) income:
Net unrealized loss on securities available for sale:	(1,082,765)	(158,702)
Tax effect	304,365	44,610
Net of tax	(778,400)	(114,092)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net (loss) gain included in salaries and employee benefits	6,414	(23,016)
Tax effect	(3,309)	6,470
Net of tax	3,105	(16,546)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	660,347	(160,713)
Tax effect	(185,624)	45,176
Net of tax	474,723	(115,537)
Total other comprehensive (loss) income	(300,572)	(246,175)
Comprehensive income (loss) income	$(741,552)	$746,532

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders
	Stock Shares	Stock	Capital	Earnings	ESOP shares	Loss	Equity
Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	$139,659,123
Adoption of ASU 326 credit losses	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	992,707	—	—	992,707
Other comprehensive loss	—	—	—	—	—	(246,175)	(246,175)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(126,660)	(1,266)	(1,401,568)	—	—	—	(1,402,834)
ESOP Shares released (25,789 shares)	—	—	(2,916)	—	75,301	—	72,385
Balance March 31, 2023	13,572,356	$135,723	$57,928,185	$92,527,240	$(5,047,701)	$(6,457,188)	$139,086,259

Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(440,980)	—	—	(440,980)
Other comprehensive loss	—	—	—	—	—	(300,572)	(300,572)
Restricted Stock Issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	234,493	—	—	—	234,493
Stock purchased and retired	(33,083)	(331)	(269,364)	—	—	—	(269,695)
ESOP shares released (25,789 shares)	—	—	(25,025)	—	75,301	—	50,276
Balance March 31, 2024	13,256,147	$132,461	$56,090,019	$91,736,088	$(4,746,497)	$(6,765,346)	$136,446,725

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$(440,980)	$992,707
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Amortization of intangible assets	(30,000)	(29,410)
Provision for credit losses	35,000	—
Depreciation of premises and equipment	126,169	125,591
Amortization (accretion) of deferred loan (fees) costs, net	56,577	96,560
Amortization of premiums and accretion of discounts on securities, net	5,000	6,893
Deferred income tax (benefit)	(546,536)	—
Gain on sale of loans	—	(13,225)
Proceeds from sale of loans	—	649,225
Origination of loans held for sale	—	(636,000)
Increase in cash surrender value of bank owned life insurance	(211,959)	(186,052)
Employee stock ownership plan expense	50,276	72,385
Stock based compensation	234,493	233,193
Changes in:
Accrued interest receivable	(103,933)	189,423
Net changes in other assets	(2,225,520)	(536,090)
Net changes in other liabilities	170,706	251,534
Net cash (used for) provided by operating activities	(2,880,707)	1,216,734
Cash flows from investing activities
Purchases of securities held to maturity	(4,902,000)	—
Purchases of securities available for sale	(39,914,051)	(1,000,000)
Maturities, calls, and repayments of securities available for sale	7,838,538	2,883,794
Maturities, calls, and repayments of securities held to maturity	1,060,890	220,103
Net decrease in loans	6,296,895	6,898,525
Purchases of premises and equipment	(266,087)	(93,555)
Purchase of FHLB stock	(1,282,500)	(2,024,300)
Redemption of FHLB stock	2,110,100	1,596,600
Net cash (used in) provided by investing activities	(29,058,215)	8,481,167
Cash flows from financing activities
Net increase (decrease) in deposits	40,195,264	(10,685,712)
Net decrease in short-term FHLB advances	(9,000,000)	(22,500,000)
Proceeds from long-term FHLB non-repo advances	10,000,000	36,000,000
Repayments of long-term FHLB non-repo advances	(19,365,908)	(3,773,064)
Repurchase of common stock	(269,695)	(1,402,834)
Net increase in advance payments from borrowers for taxes and insurance	265,143	325,070
Net cash provided by (used in) financing activities	21,824,804	(2,036,540)
Net (decrease) increase in cash and cash equivalents	(10,114,118)	7,661,361
Cash and cash equivalents at beginning of year	24,929,471	16,840,917
Cash and cash equivalents at March 31,	$14,815,353	$24,502,278
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	7,409,950	4,359,274

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed for the purpose of buying, selling and holding investment securities. Bogota Properties, LLC was inactive at March 31, 2024 and December 31, 2023.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three months ended March 31, 2024 and March 31, 2023, options to purchase 523,619 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Numerator
Net (loss) income	$(440,980)	$992,707
Denominator:
Weighted average shares outstanding - basic	12,852,930	13,013,492
Effect of stock options	—	42,041
Weighted average shares outstanding - diluted	12,852,930	13,055,533
Earnings per common share:
Basic	$(0.03)	$0.08
Diluted	(0.03)	0.08

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2023.

Not yet effective Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior period disclosure for which a comparative income statement is presented in the period of adoption. This update is not expected to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024.  This Update is not expected to have a material impact on the Company’s financial statements.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at March 31, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(455,028)	$5,544,972
Corporate bonds due in:
Less than one year	3,000,000	2,772	(31,244)	2,971,528
One through five years	8,275,541	4,170	(212,258)	8,067,453
Five through ten years	1,000,000	—	(154,670)	845,330
MBSs – residential	75,461,138	6,124	(6,640,830)	68,826,432
MBSs – commercial	18,628,370	—	(2,837,448)	15,790,922
Total	$112,365,049	$13,066	$(10,331,478)	$102,046,637

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. government and agency obligations
One through five years	6,000,000	—	(454,599)	5,545,401
Corporate bonds due in:
Less than one year	3,000,000	—	(44,230)	2,955,770
One through five years	8,264,973	—	(247,937)	8,017,036
Five through ten years	1,000,000	—	(154,050)	845,950
MBS – residential	41,105,143	5,182	(5,703,143)	35,407,182
MBS – commercial	18,753,711	—	(2,636,871)	16,116,840
Total	$78,123,827	$5,182	$(9,240,830)	$68,888,179

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

There were no sales of securities during the three months ended March 31, 2024 or March 31, 2023.

The age of unrealized losses and the fair value of related securities as of  March 31, 2024 and  December 31, 2023 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2024
U.S. government and agency obligations	$—	$—	$6,000,000	$(455,028)	$6,000,000	$(455,028)
Corporate bonds	—	—	8,269,297	(398,172)	8,269,297	(398,172)
MBSs – residential	35,182,445	(384,611)	39,726,090	(6,256,219)	74,908,535	(6,640,830)
MBSs – commercial	—	—	18,628,370	(2,837,448)	18,628,370	(2,837,448)
Total	$35,182,445	$(384,611)	$72,623,757	$(9,946,867)	$107,806,202	$(10,331,478)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
U.S. government and agency obligations	$—	$—	$5,545,401	$(454,599)	$5,545,401	$(454,599)
Corporate bonds	1,999,940	(60)	9,818,816	(446,157)	11,818,756	(446,217)
MBSs – residential	-	-	34,829,468	(5,703,143)	34,829,468	(5,703,143)
MBSs – commercial	-	-	16,116,840	(2,636,871)	16,116,840	(2,636,871)
Total	$1,999,940	$(60)	$66,310,525	$(9,240,770)	$68,310,465	$(9,240,830)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At March 31, 2024, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at March 31, 2024. As of March 31, 2024, no ACL was required on available-for-sale securities. At March 31, 2024 and December 31, 2023, securities available for sale with a carrying value of $109,563 and $113,415 were pledged to secure public deposits. There were 44 securities in a loss position at March 31, 2024.

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at March 31, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
U.S. Government and agency obligations due in:
Less than one year	$10,000,000	$—	$(274,530)	$9,725,470
Five through ten years	3,000,000	—	(393,240)	2,606,760
Corporate bonds due in:
One through five years	7,185,926	32,975	(146,900)	7,072,001
Five through ten years	15,550,427	24,481	(2,232,008)	13,342,900
Greater than ten years	4,297,998	61,867	—	4,359,865
Municipal obligations due in:
One through five years	901,360	—	(50,077)	851,283
Five through ten years	1,590,376	—	(193,193)	1,397,183
Greater than ten years	507,466	—	(108,216)	399,250
MBSs:
Residential	16,482,616	17,528	(1,511,977)	14,988,167
Commercial	16,981,120	—	(2,853,938)	14,127,182
Total	$76,497,289	$136,851	$(7,764,079)	$68,870,061

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(314,240)	$9,685,760
Five through ten years	3,000,000	—	(372,885)	2,627,115
Corporate bonds due in:
One through five years	6,431,007	—	(52,685)	6,378,322
Five through ten years	16,294,604	38,684	(2,074,007)	14,259,281
Greater than ten years	4,287,941	—	(441)	4,287,500
Municipal obligations due in:
One through five years	901,597	—	(55,102)	846,495
Five through ten years	1,591,199	784	(160,655)	1,431,328
Greater than ten years	507,716	—	(103,356)	404,360
MBSs:
Residential	12,484,366	7,223	(1,457,104)	11,034,485
Commercial	17,157,749	—	(2,737,642)	14,420,107
Total	$72,656,179	$46,691	$(7,328,117)	$65,374,753

Effective January 1, 2023, the Company adopted ASC 326, which requires management to complete an evaluation of the held-to-maturity securities portfolio to identify whether any ACL is required. Management completed an evaluation as of  March 31, 2024 and December 31, 2023, the results of which are presented in the below table which summarizes the allowance and provision for credit losses related to the Company's held-to-maturity securities portfolio by type:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
Three months
March 31, 2024
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	35,000	—	—	—	35,000
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$35,000	$—	$—	$—	$35,000

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
March 31, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Impact of ASC 326 adoption	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$—	$—	$—	$—	$—

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The credit rating and the fair value of related securities were as follows:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial
March 31, 2024
Credit Rating
AAA/AA/A	$12,332,230	$3,691,526	$2,647,718	$14,988,167	$14,127,182
BBB/BB/B	—	6,510,540	—	—	—
Lower than B	—	—	—	—	—
Not Rated	—	14,572,698	—	—	—
Total	$12,332,230	$24,774,764	$2,647,718	$14,988,167	$14,127,182

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial
December 31, 2023
Credit Rating
AAA/AA/A	$12,312,875	$11,469,219	$2,682,183	$11,034,485	$14,420,107
BBB/BB/B	—	4,999,038	—	—	—
Lower than B	—	—	—	—	—
Not Rated	—	8,456,846	—	—	—
Total	$12,312,875	$24,925,103	$2,682,183	$11,034,485	$14,420,107

The fair value is expected to recover as the securities approach maturity. At March 31, 2024 and December 31, 2023, securities held to maturity with a carrying amount of $1,471,048 and $1,589,747, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 54 securities in a loss position at March 31, 2024. At March 31, 2024 and December 31, 2023, securities held to maturity with a carrying value of $4,893,571 and $4,976,927, respectively, were pledged to secure public deposits.

NOTE 4 – LOANS

Loans are summarized as follows at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Real estate:	(unaudited)
Residential First Mortgage	$481,889,659	$486,052,422
Commercial Real Estate	105,959,762	99,830,514
Multi-Family Real Estate	75,747,749	75,612,566
Construction	41,160,057	49,302,040
Commercial and Industrial	6,284,264	6,658,370
Consumer	44,621	18,672
Total loans	711,086,112	717,474,584
Allowance for credit losses	(2,785,949)	(2,785,949)
Net loans	$708,300,163	$714,688,635

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At March 31, 2024 and December 31, 2023, such loans totaled $2,042,728 and $1,610,688, respectively. At March 31, 2024 and December 31, 2023, deferred loan fees were $2,780,716 and $2,873,724, respectively.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended  March 31, 2024 and  March 31, 2023.

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for (recovery) of credit losses	7,380	26,920	400	(33,400)	(1,300)	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,859,349	$464,100	$317,700	$124,100	$20,700	$—	$2,785,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
March 31, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for (recovery) of loan losses	198,444	(99,975)	18,231	(19,000)	—	(97,700)	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,914,947	$423,002	$278,000	$241,000	$4,000	$—	$2,860,949

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segments and based on impairment method as of  March 31, 2024 and  December 31, 2023:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
March 31, 2024
Residential First Mortgage	$1,432,072	$1,088,605	$1,088,605	$—	$—
Commercial Real Estate	450,392	450,392	450,392	—	—
Construction	10,893,713	10,893,713	10,893,713	—	—
Consumer	—	—	—	—	—
Total	$12,776,177	$12,432,710	$12,432,710	$—	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
December 31, 2023
Residential First Mortgage	$819,590	$1,432,072	$1,432,072	$—	$—
Commercial Real Estate	—	450,392	450,392	$—	$—
Construction	—	10,893,713	10,893,713	—	—
Consumer	37,069	—	—	—	—
Total	$856,659	$12,776,177	$12,776,177	$—	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at March 31, 2024and December 31, 2023:

March 31, 2024
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,088,605	$—
Commercial Real Estate	450,392	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$12,432,710	$—

December 31, 2023
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,432,072	$—
Commercial Real Estate	450,392	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$12,776,177	$—

Interest income recognized during impairment and cash-basis interest income for the three months ended March 31, 2023 was nominal.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

No nonaccrual loans have specific reserves as of March 31, 2024 and the Bank had no other real estate owned at either March 31, 2024 or December 31, 2023.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2024 and December 31, 2023, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2024
Residential First Mortgage	$—	$788,796	$541,151	$1,329,947	$480,559,712	$481,889,659
Commercial Real Estate	766,109	—	450,392	1,216,501	104,743,261	105,959,762
Multi-Family Real Estate	—	—	—	—	75,747,749	75,747,749
Construction	—	—	10,893,713	10,893,713	30,266,344	41,160,057
Commercial and Industrial	—	—	—	—	6,284,264	6,284,264
Consumer	—	—	—	—	44,621	44,621
Total	$766,109	$788,796	$11,885,256	$13,440,161	$697,645,951	$711,086,112

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2023
Residential First Mortgage	$—	$297,118	$964,806	$1,261,924	$484,790,498	$486,052,422
Commercial Real Estate	—	—	450,392	450,392	99,380,122	99,830,514
Multi-Family Real Estate	—	—	—	—	75,612,566	75,612,566
Construction	—	—	10,893,713	10,893,713	38,408,327	49,302,040
Commercial and Industrial	—	—	—	—	6,658,370	6,658,370
Consumer	—	—	—	—	18,672	18,672
Total	$—	$297,118	$12,308,911	$12,606,029	$704,868,555	$717,474,584

Loans greater than 89 days past due and loans on non-accrual are considered to be non-performing.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of March 31, 2024 and  December 31, 2023:

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$5,067,425	$5,105,963	$110,617,700	$37,227,542	$28,723,975	$136,082,723	$157,688,330	$480,513,658
Special Mention	—	—	—	—	186,301	640,443	98,637	925,381
Substandard	—	—	—	—	—	166,530	284,090	450,620
Doubtful	—	—	—	—	—	—	—	—
Total	5,067,425	5,105,963	110,617,700	37,227,542	28,910,276	136,889,696	158,071,057	481,889,659
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	315,350	—	3,048,226	—	6,773,017	16,939,549	78,433,228	105,509,370
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	450,392	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	315,350	—	3,048,226	—	6,773,017	16,939,549	78,883,620	105,959,762
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	677,451	—	2,338,090	—	1,148,651	2,067,713	69,515,844	75,747,749
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	677,451	—	2,338,090	—	1,148,651	2,067,713	69,515,844	75,747,749
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	30,266,344	30,266,344
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	41,160,057	41,160,057
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	—	229,826	—	—	525,005	37,962	5,491,471	6,284,264
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	229,826	—	—	525,005	37,962	5,491,471	6,284,264
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	34,485	—	—	—	—	—	9,905	44,390
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	231	231
Doubtful	—	—	—	—	—	—	—	—
Total	34,485	—	—	—	—	—	10,136	44,621
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$6,094,711	$5,335,789	$116,004,016	$37,227,542	$37,356,949	$155,934,920	$353,132,185	$711,086,112

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$5,174,879	$111,903,094	$37,747,971	$28,952,299	$26,155,892	$114,830,194	$159,976,218	$484,740,547
Special Mention	—	—	—	191,276	169,343	389,565	107,538	857,722
Substandard	—	—	—	—	—	169,131	285,022	454,153
Doubtful	—	—	—	—	—	—	—	—
Total	5,174,879	111,903,094	37,747,971	29,143,575	26,325,235	115,388,890	160,368,778	486,052,422
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	3,065,843	—	6,893,352	5,501,995	11,722,774	72,196,158	99,380,122
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	450,392	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	—	3,065,843	—	6,893,352	5,501,995	11,722,774	72,646,550	99,830,514
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	2,362,920	—	1,162,353	—	2,117,462	69,969,831	75,612,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	2,362,920	—	1,162,353	—	2,117,462	69,969,831	75,612,566
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	38,459,962	38,459,962
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,842,078	10,842,078
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	49,302,040	49,302,040
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	241,109	—	—	576,164	94,204	—	5,746,893	6,658,370
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	241,109	—	—	576,164	94,204	—	5,746,893	6,658,370
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	18,672	18,672
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	18,672	18,672
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$5,415,988	$117,331,857	$37,747,971	$37,775,444	$31,921,434	$129,229,126	$358,052,764	$717,474,584

There were no loan modifications during the three-month period ended  March 31, 2024 .

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan ("2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. On February 28, 2024, 10,000 shares of restricted stock were awarded, with a grant date fair value of $7.80 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three months ended March 31, 2024 and March 31, 2023, approximately $120,000 and $118,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 145,911 non-vested restricted shares outstanding at March 31, 2024 was approximately $1.2 million which is expected to be recognized over a weighted-average period of 2.57 years.

The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2024:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	135,911	$10.45
Granted	10,000	7.80
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2024	145,911	$10.27

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three months ended March 31, 2024 and March 31, 2023, approximately $115,000 and $115,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 526,119 non-vested options outstanding at March 31, 2024 was $1.1 million which is expected to be recognized over a weighted-average period of 2.50 years.

The following is a summary of the Company's option activity during the three months ended March 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	523,619	$10.45	5.5	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding, March 31, 2024	523,619	$10.45	4.9	$—
Options exercisable at March 31, 2024	209,448			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three months ended March 31, 2024 and 2023, $50,000 and $72,000 was incurred as expense for the plan, respectively. As of March 31, 2024, 112,693 shares have been allocated and 403,082 shares are unallocated with a fair value of $2.9 million.

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

Interest Rate Swaps. At March 31, 2024, the Company had four cash flow interest rate swaps with notional amounts of $55.0 million hedging on certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed rate residential loans. These interest rate swaps meet the cash flow hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of income.

At December 31, 2023, the Company had two interest rate swaps with a notional amount of $20.0 million to hedge certain FHLB advances. At both March 31, 2024 and December 31, 2023, the Company had no interest rate swaps in place with commercial banking customers.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2024:

		March 31,	December 31,
		2024	2023
		Asset Derivative	Asset Derivative
	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Other Assets	$1,429,092	$239,510
Total derivative instruments		$1,429,092	$239,510

For the three months ended March 31, 2024, unrealized gains of $1.2 million were recorded for changes in fair value of interest rate swaps with third parties and at March 31, 2024, accrued interest was $180,000.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024
Securities available for sale:
U.S. government and agency obligations	$5,544,972	$—	$5,544,972	$—
Corporate bonds	11,884,311	—	11,884,311	—
MBSs - residential	68,826,432	—	68,826,432	—
MBSs - commercial	15,790,922	—	15,790,922	—
Cash flow hedge	1,429,092	—	1,429,092	—
	$103,475,729	$—	$103,475,729	$—
As of December 31, 2023
Securities available for sale:
U.S. government and agency obligations	$5,545,401	$—	$5,545,401	$—
Corporate bonds	11,818,756	—	11,818,756	—
MBSs - residential	35,407,182	—	35,407,182	—
MBSs - commercial	16,116,840	—	16,116,840	—
Cash flow hedge	239,510	—	239,510	—
	$69,127,689	$—	$69,127,689	$—

There were no transfers between level 1 and level 2 during the three months ended March 31, 2024.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at March 31, 2024 and December 31, 2023, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2024
Financial instruments - assets
Investment securities held-to-maturity	$76,497	$68,870	$—	$68,870	$—
Loans and loans held for sale	708,300	663,695	—	—	663,695
Financial instruments - liabilities
Certificates of deposit	518,077	516,487	—	516,487	—
Borrowings	149,324	148,848	—	148,848	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2023
Financial instruments - assets
Investment securities held-to-maturity	$72,656	$65,375	$—	$65,375	$—
Loans and loans held for sale	714,687	672,347	—	—	672,347
Financial instruments - liabilities
Certificates of deposit	493,275	491,944	—	491,944	—
Borrowings	167,690	167,891	—	167,891	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three months ended March 31, 2024 and 2023 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
March 31, 2024
Beginning balance	$(6,639,506)	$2,549	$172,183	$(6,464,774)
Other comprehensive (loss) income before reclassification	(778,401)	3,105	474,724	(300,572)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(778,401)	3,105	474,724	(300,572)
Ending balance	$(7,417,907)	$5,654	$646,907	$(6,765,346)

March 31, 2023
Beginning balance at January 1, 2023	$(6,499,666)	$55,684	$232,969	$(6,211,013)
Other comprehensive (loss) income before reclassification	(114,092)	(16,546)	(115,537)	(246,175)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(114,092)	(16,546)	(115,537)	(246,175)
Ending balance at March 31, 2023	$(6,613,758)	$39,138	$117,432	$(6,457,188)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected including potential recessionary conditions;

●	changes in the level and direction of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates of the adequacy of the allowance for credit losses;

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

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

Critical Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K at and for the year ended December 31, 2023. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Assets increased $21.5 million, or 2.3%, from $939.3 million at  December 31, 2023 to $960.9 million at March 31, 2024 primarily due to a $33.1 million, or 48.1%, increase in securities available for sale and, a $3.8 million, or 5.2%, increase in securities held-to-maturity, offset by a $6.4 million, or 0.89%, decrease in loans and a $10.5 million, or 42.1%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $10.5 million, or 42.1%, to $14.4 million at March 31, 2024 from $24.9 million at December 31, 2023, as excess funds were used to purchase securities.

Securities Available for Sale. Securities available for sale increased $33.1 million, or 48.1%, to $102.0 million at March 31, 2024 from $68.9 million at December 31, 2023. The increase was primarily due to the purchase of mortgage-backed securities.

Securities Held to Maturity. Securities held to maturity increased $3.8 million, or 5.2%, to $76.5 million at March 31, 2024 from $72.7 million at December 31, 2023, primarily due to the purchase of mortgage-backed securities.

Net Loans.  Net loans decreased $6.4 million, or 0.89%, to $708.3 million at March 31, 2024 from $714.7 million at December 31, 2023. The decrease was due to a decrease of $4.2 million, or 0.86%, in one- to four-residential real estate loans to $481.9 million from $486.1 million at December 31, 2023 and a decrease of $8.1 million, or 16.5%, in construction loans to $41.2 million at March 31, 2024 from $49.3 million at December 31, 2023, offset by a $6.2 million, or 6.1%, increase in commercial real estate loans to $106.0 million at March 31, 2024 from $99.8 million at December 31, 2023. The decrease in one- to four-residential and construction loans reflect less opportunities and decreased demand due to the higher interest rate environment.  As of March 31, 2024 and December 31, 2023, the Bank had no loans held for sale.

Delinquent loans increased $834,000 to $13.4 million, or 1.89% of total loans, at March 31, 2024. The increase was mostly due to one commercial real estate loan with a balance of $766,000 with a loan to value ratio of 60%. During the same timeframe, non-performing assets decreased to $12.4 million and were 1.29% of total assets at March 31, 2024. The Company’s allowance for credit losses was 0.40% of total loans and 22.69% of non-performing loans at March 31, 2024 compared to 0.39% of total loans and 21.81% of non-performing loans at December 31, 2023.  The Bank does not have any exposure to commercial real estate loans secured by office space.

Total Liabilities. Total liabilities increased $22.3 million, or 2.8%, to $824.4 million as of March 31, 2024 from $802.2 million as of December 31, 2023, mainly due to a $40.2 million increase in deposits, offset by a $18.4 million decrease in borrowings.

Deposits. Deposits increased $40.2 million, or 6.4%, to $665.5 million at March 31, 2024 from $625.3 million at December 31, 2023. The increase in deposits reflected an increase in interest-bearing deposits of $16.2 million, or 15.9%, to $117.7 million as of March 31, 2024 from $101.5 million at December 31, 2023 due to the $24.8 million, or 5.0%, increase in certificates of deposit and increases of $16.7 million, or 19.2%, in checking and savings, offset by a $506,000 decrease in money market accounts.  Non-interest bearing deposits decreased $768,000, or 2.5%, to $29.8 million as of March 31, 2024 from $30.6 million as of December 31, 2023.  The decreases reflected customers’ desire for higher-yielding accounts in the higher interest rate environment.

At March 31, 2024, municipal deposits totaled $59.4 million, which represented 8.9% of total deposits, and brokered deposits totaled $90.3 million, which represented 13.6% of deposits. At December 31, 2023, municipal deposits totaled $48.0 million, which represented 7.7% of deposits, and brokered deposits totaled $53.5 million, which represented 8.5% of total deposits. At March 31, 2024, uninsured deposits totaled $67.4 million, comprised of 303 account holders, which represented 10.1% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $18.4 million, or 11.0%, to $149.3 million at March 31, 2024 from $167.7 million at December 31, 2023, specifically long-term advances decreased $9.4 million, while short-term advances decreased by $9.0 million. The weighted average rate of borrowings was 3.78% and 3.27% as of March 31, 2024 and December 31, 2023, respectively. Total borrowing capacity at the Federal Home Loan Bank was $316.5 million at March 31, 2024, of which $149.3 million was advanced.

Total Equity. Stockholders’ equity decreased $726,000 to $136.4 million, primarily due to a net loss of $441,000, the repurchase of 33,083 shares of stock during the three months ended March 31, 2024 at a cost of $270,000, and a decrease in accumulated other comprehensive loss for securities available for sale of $300,000, partially offset by stock compensation of $234,000 for the three months ended March 31, 2024. At March 31, 2024, the Company’s ratio of average stockholders’ equity-to-total assets was 14.24%, compared to 15.24% at December 31, 2023.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$9,865	$150	6.10%	$8,799	$105	4.84%
Loans (1)	713,430	8,207	4.61%	717,964	7,699	4.32%
Securities	166,666	1,529	3.67%	161,960	1,096	2.71%
Other interest-earning assets	8,101	175	8.63%	5,338	117	8.74%
Total interest-earning assets	898,062	10,061	4.49%	894,061	9,017	4.06%

Non-interest-earning assets	55,694			54,810
Total assets	$953,756			$948,871
Liabilities and equity:
NOW and money market accounts	$69,450	$334	1.94%	$112,717	$380	1.37%
Savings accounts	43,348	198	1.84%	53,618	70	0.53%
Certificates of deposit	516,496	5,438	4.23%	503,369	3,265	2.63%
Total interest-bearing deposits	629,294	5,970	3.82%	669,704	3,715	2.25%

Federal Home Loan Bank advances (2)	153,269	1,440	3.78%	96,532	777	3.27%
Total interest-bearing liabilities	782,563	7,410	3.81%	766,236	4,492	2.38%
Non-interest-bearing deposits	30,018			37,224
Other non-interest-bearing liabilities	4,175			5,977
Total liabilities	816,756			809,437

Total equity	136,810			139,434
Total liabilities and equity	$953,566			$948,871
Net interest income		$2,651			$4,525
Interest rate spread (3)			0.68%			1.68%
Net interest margin (4)			1.18%			2.05%
Average interest-earning assets to average interest-bearing liabilities	114.76%			116.68%

(1)         The average balance of loans includes non-accrual loans.

(2)         Cash flow hedges are used to manage interest rate risk. During the three months ended March 31, 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $288,000 and $47,000 respectively.

(3)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)         Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$14	$31	$45
Loans receivable	(314)	822	508
Securities	33	400	433
Other interest earning assets	68	(10)	58
Total interest-earning assets	(199)	1,243	1,044

Interest expense:
NOW and money market accounts	(639)	593	(46)
Savings accounts	(92)	220	128
Certificates of deposit	89	2,084	2,173
Federal Home Loan Bank advances	524	139	663
Total interest-bearing liabilities	(118)	3,036	2,918
Net decrease in net interest income	$(81)	$(1,793)	$(1,874)

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

General. Net income decreased by $1.4 million, or 144.4%, to a net loss of $441,000 for the three months ended March 31, 2024 from net income of $993,000 for the three months ended March 31, 2023.  This decrease was primarily due to a decrease of $1.9 million in net interest income, partially offset by a decrease of $585,000 in income tax expense.

Interest Income. Interest income increased $1.0 million, or 11.6%, from $9.0 million for the three months ended March 31, 2023 to $10.1 million for the three months ended March 31, 2024 due to higher yields on interest-earning assets, offset by a decrease in the average balance of loans.

Interest income on cash and cash equivalents increased $45,000, or 42.9%, to $150,000 for the three months ended March 31, 2024 from $105,000 for the three months ended March 31, 2023 due to a 126 basis point increase in the average yield from 4.84% for the three months ended March 31, 2023 to 6.10% for the three months ended March 31, 2024 due to the higher interest rate environment.  The increase was also due to a $1.1 million increase in the average balance to $9.9 million for the three months ended March 31, 2024 from $8.8 million for the three months ended March 31, 2023, reflecting an increase in liquidity due to increased deposits and lower loan originations.

Interest income on loans increased $508,000, or 6.6%, to $8.2 million for the three months ended March 31, 2024 compared to $7.7 million for the three months ended March 31, 2023 due primarily to a 29 basis point increase in the average yield from 4.32% for the three months ended March 31, 2023 to 4.61% for the three months ended March 31, 2024, offset by a $4.5 million decrease in the average balance to $713.4 million for the three months ended March 31, 2024 from $718.0 million for the three months ended March 31, 2023.

Interest income on securities increased $433,000, or 39.5%, to $1.5 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023  primarily due to a 96 basis point increase in the average yield from 2.71% for the three months ended March 31, 2023 to 3.67% for the three months ended March 31, 2024, and to a lesser extent, to a $4.7 million increase in the average balance to $166.7 million for the three months ended March 31, 2024 from $162.0 million for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $2.9 million, or 64.9%, from $4.5 million for the three months ended March 31, 2023 to $7.4 million for the three months ended March 31, 2024 due to higher costs and average balances on interest -bearing liabilities.

Interest expense on interest-bearing deposits increased $2.3 million, or 60.7%, to $6.0 million for the three months ended March 31, 2024 from $3.7 million for the three months ended March 31, 2023. The increase was due to a 157 basis point increase in the average cost of deposits to 3.82% for the three months ended March 31, 2024 from 2.25% for the three months ended March 31, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit.  The average balances of certificates of deposit increased $13.1 million to $516.5 million for the three months ended March 31, 2024 from $503.4 million for the three months ended March 31, 2023 while average NOW and money market accounts and savings accounts decreased $43.3 million and $10.3 million for the three months ended March 31, 2024, respectively, compared to the three months ended March 31, 2023.

Interest expense on Federal Home Loan Bank borrowings increased $663,000, or 85.3%, from $777,000 for the three months ended March 31, 2023 to $1.4 million for the three months ended March 31, 2024. The increase was due to an increase in the average balance of borrowings of $56.7 million to $153.3 million for the three months ended March 31, 2024.  The increase was also due to an increase in the average cost of borrowings of 51 basis points to 3.78% for the three months ended March 31, 2024 from 3.27% for the three months ended March 31, 2023 due to the new borrowings being at higher rates.

Net Interest Income. Net interest income decreased $1.9 million, or 41.4%, to $2.7 million for the three months ended March 31, 2024 from $4.5 million for the three months ended March 31, 2023.  The decrease reflected a 100 basis point decrease in our net interest rate spread to 0.68% for the three months ended March 31, 2024 from 1.68% for the three months ended March 31, 2023. Our net interest margin decreased 87 basis points to 1.18% for the three months ended March 31, 2024 from 2.05% for the three months ended March 31, 2023.

Provision for Credit Losses. We recorded a $35,000 provision for credit losses for the three months ended March 31, 2024 compared to no provision for credit losses for the three-month period ended March 31, 2023.  The provision in the first quarter of 2024 was due to an increase in corporate securities.

Non-Interest Income. Non-interest income increased by $16,000, or 5.6%, to $299,000 for the three months ended March 31, 2024 from $283,000 for the three months ended March 31, 2023.  Bank-owned life insurance income increased $26,000, or 14.0%, due to higher balances during 2024, which was partially offset by a lower gain on sale of loans.

Non-Interest Expense. For the three months ended March 31, 2024, non-interest expense increased $126,000, or 3.6%, over the comparable 2023 period.  Professional fees increased $48,000, or 31.8%, due to higher consulting expense related to strategic business planning and the increase in FDIC insurance premiums by $41,000, or 67.7%, due to a higher assessment rate in 2024. Data processing expense increased $27,000, or 9.6%, due to higher processing costs. The decrease in advertising expense of $37,000, or 25.3%, was due to reduced promotions for branch locations and less promotions on deposit and loan products. Other expense increased $67,000, or 37.6%, due to higher loan expense.

Income Tax Expense. Income tax expense decreased $585,000, or 196.2%, to a benefit of $287,000 for the three months ended March 31, 2024 from a $298,000 expense for the three months ended March 31, 2023. The decrease was due to $2.0 million of lower taxable income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of  March 31, 2024. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$71,621	$(42,134)	(37.04)%	8.43%	(31.85)%
300 bp	83,047	(30,708)	(26.99)	9.57	(22.64)
200 bp	92,505	(21,250)	(18.68)	10.46	(15.44)
100 bp	102,913	(10,842)	(9.53)	11.41	(7.76)
—	113,755	—	—	12.37	—
(100) bp	124,847	11,092	9.75	13.30	7.52
(200) bp	135,368	21,613	19.00	14.13	14.23
(300) bp	145,286	31,531	27.72	14.86	20.13
(400) bp	156,957	43,202	37.98	15.71	27.00

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

As of March 31, 2024, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(11.20)%
300	(8.25)
200	(5.65)
100	(2.74)
—	—
(100)	1.43
(200)	(1.18)
(300)	(6.28)
(400)	(14.77)

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At March 31, 2024, we had the ability to borrow up to $316.5 million, of which $149.3 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2024, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2024, cash and cash equivalents totaled $14.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $102.0 million at March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2024 totaled $439.9 million, or 66.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At March 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of March 31, 2024, the Bank is reporting as a qualifying community bank with a ratio of 13.23%.

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

Item 4.         Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024 were not effective due to the material weakness described below.

Management's Report in Internal Control Over Financial Reporting

During May 2024, while finalizing the unaudited interim financial statements, it was discovered that the accounting for fair value hedges was completed incorrectly in that instead of adjusting the fair value of loans the accumulated other comprehensive loss was adjusted.  As such, the Company has concluded that a material weakness exists in its internal controls over financial reporting. The fair value hedges were purchased in February 2024 and the error was discovered before any financial statements were issued.  Corrections were made to properly reflect the correct accounting treatments of fair value hedges. Consequently, the material weakness did not result in any identified misstatement, and there were no changes to previously issued financial statements.

Remediation Plan for the Material Weakness

In the first quarter of 2024, corrections were made by management to properly account for the fair value hedges, which completely remedied the material weakness.  Management will continue to account for the fair value hedges in accordance with generally accepted accounting principles going forward.

Other than described above, during the three months ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At March 31, 2024 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On May 24, 2023, the Company announced it had received regulatory approval for the repurchase of up to 249,920 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. On March 6, 2024, the Company announced the completion of the repurchase program.  As of March 31, 2024, all 249,920 shares that were approved have been repurchased at a cost of $1.9 million.

On April 24, 2024, the Company announced it had received regulatory approval for the repurchase of up to 237,090 shares of its common stock, which is approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC).

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved programs for the first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	18,100	$8.25	18,100	14,983
February 1 - 28, 2024	14,983	8.04	14,983	-
March 1 - 31, 2024	-	-	-	-
Total	33,083	$8.15	33,083

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

.

Item 6.         Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

3.2

Amended and Restated Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2023 (Commission File No. 333-233680))

4.1	Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

10.1	Employment Agreement between Bogota Savings Bank and Kevin Pace (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on March 28, 2024)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in XBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 15, 2024	/s/ Kevin Pace
Kevin Pace
President, Chief Executive Officer and Director

Date: May 15, 2024	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer