Form 10-Q
period 2024-06-30
Bogota Financial Corp.
filed 2024-08-14
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 13,121,355 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$8,271,970	$13,567,115
Interest-bearing deposits in other banks	9,319,571	11,362,356
Cash and cash equivalents	17,591,541	24,929,471
Securities available for sale, at fair value	106,861,767	68,888,179
Securities held to maturity, net of allowance for securities credit losses of $108,000 and zero, respectively (fair value - $74,024,249 and $65,374,753, respectively)	81,065,793	72,656,179
Loans, net of allowance for credit losses of $2,747,949 and $2,785,949, respectively	707,645,118	714,688,635
Premises and equipment, net	7,938,263	7,687,387
Federal Home Loan Bank (FHLB) stock and other restricted securities	9,141,200	8,616,100
Accrued interest receivable	4,230,702	3,932,785
Core deposit intangibles	178,513	206,116
Bank-owned life insurance	31,414,865	30,987,851
Other assets	8,681,855	6,731,500
Total Assets	$974,749,617	$939,324,203
Liabilities and Equity
Non-interest bearing deposits	$33,345,648	$30,554,842
Interest bearing deposits	615,774,225	594,792,300
Total deposits	649,119,873	625,347,142
FHLB advances-short term	60,000,000	37,500,000
FHLB advances-long term	119,449,102	130,189,663
Advance payments by borrowers for taxes and insurance	3,238,297	2,733,709
Other liabilities	6,598,699	6,380,486
Total liabilities	838,405,971	802,151,000

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,148,824 issued and outstanding at June 30, 2024 and 13,279,230 at December 31, 2023	131,388	132,792
Additional paid-in capital	55,561,684	56,149,915
Retained earnings	91,303,609	92,177,068
Unearned ESOP shares (396,415 shares at June 30, 2024 and 409,750 shares at December 31, 2023)	(4,671,196)	(4,821,798)
Accumulated other comprehensive loss	(5,981,839)	(6,464,774)
Total stockholders’ equity	136,343,646	137,173,203
Total liabilities and stockholders’ equity	$974,749,617	$939,324,203

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$8,299,404	$8,141,719	$16,506,796	$15,841,157
Securities
Taxable	1,846,717	996,338	3,363,060	2,047,598
Tax-exempt	13,124	20,232	26,272	65,134
Other interest-earning assets	314,964	248,914	639,268	470,503
Total interest income	10,474,209	9,407,203	20,535,396	18,424,392
Interest expense
Deposits	6,253,895	4,210,984	12,223,776	7,925,981
FHLB advances	1,476,600	902,839	2,916,669	1,680,193
Total interest expense	7,730,495	5,113,823	15,140,445	9,606,174
Net interest income	2,743,714	4,293,380	5,394,951	8,818,218
Provision (recovery) for credit losses	35,000	(125,000)	70,000	(125,000)
Net interest income after provision (recovery) for credit losses	2,708,714	4,418,380	5,324,951	8,943,218
Non-interest income
Fees and service charges	49,203	45,700	107,790	97,852
Gain on sale of loans	—	16,150	—	29,375
Bank-owned life insurance	215,056	190,147	427,015	376,200
Other	38,945	31,479	67,477	63,328
Total non-interest income	303,204	283,476	602,282	566,755
Non-interest expense
Salaries and employee benefits	2,143,388	2,301,236	4,301,953	4,463,605
Occupancy and equipment	366,908	358,757	738,025	741,544
FDIC insurance assessment	106,716	127,119	207,313	187,119
Data processing	318,520	235,095	622,125	512,192
Advertising	115,100	96,083	225,200	243,383
Director fees	151,549	159,338	307,249	318,675
Professional fees	260,112	114,018	456,897	263,268
Other	263,490	240,562	510,112	419,770
Total non-interest expense	3,725,783	3,632,208	7,368,874	7,149,556
(Loss) income before income taxes	(713,865)	1,069,648	(1,441,641)	2,360,417
Income tax (benefit) expense	(281,386)	213,007	(568,182)	511,069
Net (loss) income	$(432,479)	$856,641	$(873,459)	$1,849,348
(Loss) earnings per Share - basic	$(0.03)	$0.07	$(0.07)	$0.14
(Loss) earnings per Share - diluted	$(0.03)	$0.07	$(0.07)	$0.14
Weighted average shares outstanding - basic	12,803,925	13,079,302	12,828,428	13,137,522
Weighted average shares outstanding - diluted	12,803,925	13,081,158	12,828,428	13,162,056

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$(432,479)	$856,641	$(873,459)	$1,849,348
Other comprehensive (loss) income:
Net unrealized gain (loss) on securities available for sale:	1,030,695	(702,617)	(52,070)	(861,321)
Tax effect	(289,728)	197,506	14,637	242,118
Net of tax	740,967	(505,111)	(37,433)	(619,203)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net (loss) gain included in salaries and employee benefits	—	(23,016)	6,414	(46,032)
Tax effect	—	6,470	(3,309)	12,940
Net of tax	—	(16,546)	3,105	(33,092)
Derivatives:
Unrealized gain on swap contracts accounted for as cash flow hedges	59,173	459,058	719,520	298,344
Tax effect	(16,633)	(129,042)	(202,257)	(83,865)
Net of tax	42,540	330,016	517,263	214,479
Total other comprehensive income (loss)	783,507	(191,641)	482,935	(437,816)
Comprehensive income (loss)	$351,028	$665,000	$(390,524)	$1,411,532

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders
	Stock Shares	Stock	Capital	Earnings	ESOP shares	(Loss) Income	Equity
Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	$139,659,123
Adoption of ASU 326 credit losses	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	992,707	—	—	992,707
Other comprehensive loss	—	—	—	—	—	(246,175)	(246,175)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(126,660)	(1,266)	(1,401,568)	—	—	—	(1,402,834)
ESOP Shares released (25,789 shares)	—	—	(2,916)	—	75,301	—	72,385
Balance March 31, 2023	13,572,356	$135,723	$57,928,185	$92,527,240	$(5,047,701)	$(6,457,188)	$139,086,259
Net income	—	—	—	856,641	—	—	856,641
Other comprehensive loss	—	—	—	—	—	(191,641)	(191,641)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(89,899)	(899)	(839,563)	—	—	—	(840,462)
ESOP Shares released (25,789 shares)	—	—	(20,813)	—	75,301	—	54,488
Balance June 30, 2023	13,482,457	$134,824	$57,301,002	$93,383,881	$(4,972,400)	$(6,648,829)	$139,198,478

Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(440,980)	—	—	(440,980)
Other comprehensive loss	—	—	—	—	—	(300,572)	(300,572)
Restricted Stock Issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	234,493	—	—	—	234,493
Stock purchased and retired	(33,083)	(331)	(269,364)	—	—	—	(269,695)
ESOP shares released (6,447 shares)	—	—	(25,025)	—	75,301	—	50,276
Balance March 31, 2024	13,256,147	$132,461	$56,090,019	$91,736,088	$(4,746,497)	$(6,765,346)	$136,446,725
Net loss	—	—	—	(432,479)	—	—	(432,479)
Other comprehensive income	—	—	—	—	—	783,507	783,507
Stock based compensation	—	—	237,093	—	—	—	237,093
Stock purchased and retired	(107,323)	(1,073)	(733,660)	—	—	—	(734,733)
ESOP shares released (6,447 shares)	—	—	(31,768)	—	75,301	—	43,533
Balance June 30, 2024	13,148,824	$131,388	$55,561,684	$91,303,609	$(4,671,196)	$(5,981,839)	$136,343,646

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(873,459)	$1,849,348
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Amortization of intangible assets	4,512	(60,483)
Provision (recovery) for credit losses	70,000	(125,000)
Depreciation of premises and equipment	249,057	252,652
Amortization of deferred loan costs, net	39,905	10,677
Amortization of premiums and accretion of discounts on securities, net	20,180	5,660
Deferred income (benefit)	(530,154)	(111,594)
Gain on sale of loans	—	(29,375)
Proceeds from sale of loans	—	1,875,125
Origination of loans held for sale	—	(1,845,750)
Increase in cash surrender value of bank owned life insurance	(427,015)	(376,200)
Employee stock ownership plan expense	93,809	126,873
Stock based compensation	471,586	466,386
Changes in:
Accrued interest receivable	(297,917)	436,532
Net changes in other assets	(273,053)	(520,698)
Net changes in other liabilities	222,532	(360,560)
Net cash (used for) provided by operating activities	(1,230,017)	1,593,593
Cash flows from investing activities
Purchases of securities held to maturity	(10,645,873)	(1,000,000)
Purchases of securities available for sale	(40,228,923)	—
Maturities, calls, and repayments of securities available for sale	2,183,086	13,018,996
Maturities, calls, and repayments of securities held to maturity	2,128,259	8,617,729
Net decrease in loans	6,432,091	13,026,596
Purchases of premises and equipment	(499,933)	(162,464)
Purchase of FHLB stock	(4,164,500)	(4,602,900)
Redemption of FHLB stock	3,639,400	3,297,300
Net cash (used in) provided by investing activities	(41,156,393)	32,195,257
Cash flows from financing activities
Net increase (decrease) in deposits	23,778,962	(44,829,448)
Net increase (decrease) in short-term FHLB advances	22,500,000	(38,000,000)
Proceeds from long-term FHLB non-repo advances	—	75,500,000
Repayments of long-term FHLB non-repo advances	(10,730,642)	(12,547,593)
Repurchase of common stock	(1,004,428)	(2,243,296)
Net increase in advance payments from borrowers for taxes and insurance	504,588	503,915
Net cash provided by (used in) financing activities	35,048,480	(21,616,422)
Net (decrease) increase in cash and cash equivalents	(7,337,930)	12,172,428
Cash and cash equivalents at beginning of year	24,929,471	16,840,917
Cash and cash equivalents at June 30,	$17,591,541	$29,013,345
Supplemental cash flow information
Income taxes paid	$40,000	$1,225,000
Interest paid	15,140,445	9,606,174
Fair value change in cash flow hedges	$719,521	$239,510
Fair value change in fair value hedges	600,181	-

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC was inactive at June 30, 2024 and December 31, 2023.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock and stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and six months ended June 30, 2024 and June 30, 2023, options to purchase 523,619 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. All grants of non-vested restricted stock were also excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2024, because to include such shares would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 and 2023.

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Numerator
Net (loss) income	$(432,479)	$856,641	$(873,459)	$1,849,348
Denominator:
Weighted average shares outstanding - basic	12,803,925	13,079,302	12,828,428	13,137,522
Effect of stock options	—	1,856	—	24,534
Weighted average shares outstanding - diluted	12,803,925	13,081,158	12,828,428	13,162,056
(Loss) earnings per common share:
Basic	$(0.03)	$0.07	$(0.07)	$0.14
Diluted	(0.03)	0.07	(0.07)	0.14

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

In March 2024, the FASB issued ASU 2024-01, Compensation  - Stock Compensation (Topic 718), which amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company's financial statements.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, at June 30, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(426,987)	$5,573,013
Corporate bonds due in:
Less than one year	4,967,321	1,876	(75,402)	4,893,795
One through five years	6,318,760	5,217	(134,475)	6,189,502
Five through ten years	1,000,000	—	(143,650)	856,350
MBS – residential	79,327,595	10,581	(5,937,193)	73,400,983
MBS – commercial	18,535,809	—	(2,587,685)	15,948,124
Total	$116,149,485	$17,674	$(9,305,392)	$106,861,767

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. government and agency obligations
One through five years	6,000,000	—	(454,599)	5,545,401
Corporate bonds due in:
Less than one year	3,000,000	—	(44,230)	2,955,770
One through five years	8,264,973	—	(247,937)	8,017,036
Five through ten years	1,000,000	—	(154,050)	845,950
MBS – residential	41,105,143	5,182	(5,703,143)	35,407,182
MBS – commercial	18,753,711	—	(2,636,871)	16,116,840
Total	$78,123,827	$5,182	$(9,240,830)	$68,888,179

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

There were no sales of securities during the three and six months ended June 30, 2024 or June 30, 2023.

The age of unrealized losses and the fair value of related securities as of  June 30, 2024 and  December 31, 2023 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2024
U.S. government and agency obligations	$—	$—	$5,573,013	$(426,987)	$5,573,013	$(426,987)
Corporate bonds	—	—	7,927,638	(353,527)	7,927,638	(353,527)
MBS – residential	34,861,639	(206,490)	32,893,712	(5,730,703)	67,755,351	(5,937,193)
MBS – commercial	—	—	15,948,124	(2,587,685)	15,948,124	(2,587,685)
Total	$34,861,639	$(206,490)	$62,342,487	$(9,098,902)	$97,204,126	$(9,305,392)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
U.S. government and agency obligations	$—	$—	$5,545,401	$(454,599)	$5,545,401	$(454,599)
Corporate bonds	1,999,940	(60)	9,818,816	(446,157)	11,818,756	(446,217)
MBS – residential	-	-	34,829,468	(5,703,143)	34,829,468	(5,703,143)
MBS – commercial	-	-	16,116,840	(2,636,871)	16,116,840	(2,636,871)
Total	$1,999,940	$(60)	$66,310,525	$(9,240,770)	$68,310,465	$(9,240,830)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At June 30, 2024, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at June 30, 2024. As of June 30, 2024, no allowance for credit loss ("ACL") was required on available for sale securities. At June 30, 2024 and December 31, 2023, securities available for sale with a carrying value of $102,050 and $113,415 were pledged to secure public deposits. There were 42 securities in a loss position at June 30, 2024.

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at June 30, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
U.S. Government and agency obligations due in:
Less than one year	$10,000,000	$—	$(233,800)	$9,766,200
Five through ten years	3,000,000	—	(364,119)	2,635,881
Corporate bonds due in:
One through five years	8,090,631	69,159	(160,244)	7,999,546
Five through ten years	20,406,714	44,148	(2,124,370)	18,326,492
Greater than ten years	4,304,597	9,083	—	4,313,680
Municipal obligations due in:
One through five years	901,120	—	(43,339)	857,781
Five through ten years	1,589,537	—	(238,285)	1,351,252
Greater than ten years	507,214	—	(100,129)	407,085
MBS:
Residential	15,524,343	20,302	(1,405,251)	14,139,394
Commercial	16,849,637	—	(2,622,699)	14,226,938
Total	$81,173,793	$142,692	$(7,292,236)	$74,024,249

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(314,240)	$9,685,760
Five through ten years	3,000,000	—	(372,885)	2,627,115
Corporate bonds due in:
One through five years	6,431,007	—	(52,685)	6,378,322
Five through ten years	16,294,604	38,684	(2,074,007)	14,259,281
Greater than ten years	4,287,941	—	(441)	4,287,500
Municipal obligations due in:
One through five years	901,597	—	(55,102)	846,495
Five through ten years	1,591,199	784	(160,655)	1,431,328
Greater than ten years	507,716	—	(103,356)	404,360
MBS:
Residential	12,484,366	7,223	(1,457,104)	11,034,485
Commercial	17,157,749	—	(2,737,642)	14,420,107
Total	$72,656,179	$46,691	$(7,328,117)	$65,374,753

Effective January 1, 2023, the Company adopted ASC 326, which requires management to complete an evaluation of the held to maturity securities portfolio to identify whether any ACL is required. Management completed an evaluation for the three and six months ended June 30, 2024 and 2023, the results of which are presented in the below table, which summarizes the allowance and provision for credit losses related to the Company's held-to-maturity securities portfolio by type:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
For the three months ended
June 30, 2024
Allowance for credit losses:
Beginning balance	$—	$35,000	$—	$—	$—	$35,000
Provision for credit losses	—	73,000	—	—	—	73,000
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$108,000	$—	$—	$—	$108,000

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
June 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Impact of ASC 326 adoption	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$—	$—	$—	$—	$—

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
For the six months ended
June 30, 2024
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	108,000	—	—	—	108,000
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$108,000	$—	$—	$—	$108,000

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
June 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Impact of ASC 326 adoption	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$—	$—	$—	$—	$—

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The credit rating and the fair value of related securities were as follows:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial
June 30, 2024
Credit Rating
AAA/AA/A	$12,402,081	$3,694,332	$2,616,118	$14,139,394	$14,226,938
BBB/BB/B	—	6,409,086	—	—	—
Lower than B	—	—	—	—	—
Not Rated	—	20,536,300	—	—	—
Total	$12,402,081	$30,639,718	$2,616,118	$14,139,394	$14,226,938

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial
December 31, 2023
Credit Rating
AAA/AA/A	$12,312,875	$11,469,219	$2,682,183	$11,034,485	$14,420,107
BBB/BB/B	—	4,999,038	—	—	—
Lower than B	—	—	—	—	—
Not Rated	—	8,456,846	—	—	—
Total	$12,312,875	$24,925,103	$2,682,183	$11,034,485	$14,420,107

The fair value is expected to recover as the securities approach maturity. At June 30, 2024 and December 31, 2023, securities held to maturity with a carrying amount of $1,350,225 and $1,589,747, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. There were 55 securities in a loss position at June 30, 2024. At June 30, 2024 and December 31, 2023, securities held to maturity with a carrying value of $4,755,327 and $4,976,927, respectively, were pledged to secure public deposits.

NOTE 4 – LOANS

Loans are summarized as follows at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Real estate:	(unaudited)
Residential First Mortgage	$475,726,923	$486,052,422
Commercial Real Estate	110,832,807	99,830,514
Multi-Family Real Estate	75,230,316	75,612,566
Construction	38,492,041	49,302,040
Commercial and Industrial	10,067,071	6,658,370
Consumer	43,909	18,672
Total loans	710,393,067	717,474,584
Allowance for credit losses	(2,747,949)	(2,785,949)
Net loans	$707,645,118	$714,688,635

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At June 30, 2024 and December 31, 2023, such loans totaled $2,268,821 and $1,610,688, respectively.

At June 30, 2024 and December 31, 2023, deferred loan fees were $2,822,574 and $2,873,724, respectively.

The following table presents the activity in the ACL by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$1,859,349	$464,100	$317,700	$124,100	$20,700	$—	$2,785,949
Provision for (recovery) of credit losses	(22,440)	(7,202)	(2,205)	(18,674)	12,521	—	(38,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,836,909	$456,898	$315,495	$105,426	$33,221	$—	$2,747,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$1,914,947	$423,002	$278,000	$241,000	$4,000	$—	$2,860,949
Provision for (recovery) of credit losses	(103,400)	116,000	(13,000)	(82,000)	7,400	—	(75,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,811,547	$539,002	$265,000	$159,000	$11,400	$—	$2,785,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for (recovery) of credit losses	(15,060)	19,718	(1,805)	(52,074)	11,221	—	(38,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,836,909	$456,898	$315,495	$105,426	$33,221	$—	$2,747,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for (recovery) of credit losses	95,044	16,025	5,231	(101,000)	7,400	(97,700)	(75,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,811,547	$539,002	$265,000	$159,000	$11,400	$—	$2,785,949

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the ACL and the recorded investment in loans by portfolio segments and based on impairment method as of  June 30, 2024 and  December 31, 2023:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
June 30, 2024
Residential First Mortgage	$1,432,072	$1,617,037	$1,617,037	$—	$—
Commercial Real Estate	450,392	450,392	450,392	—	—
Construction	10,893,713	10,893,713	10,893,713	—	—
Consumer	—	—	—	—	—
Total	$12,776,177	$12,961,142	$12,961,142	$—	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
December 31, 2023
Residential First Mortgage	$819,590	$1,432,072	$1,432,072	$—	$—
Commercial Real Estate	—	450,392	450,392	$—	$—
Construction	—	10,893,713	10,893,713	—	—
Consumer	37,069	—	—	—	—
Total	$856,659	$12,776,177	$12,776,177	$—	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at June 30, 2024 and December 31, 2023:

June 30, 2024
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,617,037	$—
Commercial Real Estate	450,392	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$12,961,142	$—

December 31, 2023
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,432,072	$—
Commercial Real Estate	450,392	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$12,776,177	$—

Interest income recognized during impairment and cash-basis interest income for the three and six months ended June 30, 2024 and 2023 was nominal.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

No nonaccrual loans had specific reserves as of June 30, 2024, as they were all well-secured and in the process of collection. The Bank had no other real estate owned at either June 30, 2024 or December 31, 2023.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2024 and December 31, 2023, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2024
Residential First Mortgage	$130,843	$184,063	$1,073,502	$1,388,408	$474,338,515	$475,726,923
Commercial Real Estate	761,203	—	450,392	1,211,595	109,621,212	110,832,807
Multi-Family Real Estate	—	—	—	—	75,230,316	75,230,316
Construction	—	—	10,893,713	10,893,713	27,598,328	38,492,041
Commercial and Industrial	—	—	—	—	10,067,071	10,067,071
Consumer	—	—	—	—	43,909	43,909
Total	$892,046	$184,063	$12,417,607	$13,493,716	$696,899,351	$710,393,067

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2023
Residential First Mortgage	$—	$297,118	$964,806	$1,261,924	$484,790,498	$486,052,422
Commercial Real Estate	—	—	450,392	450,392	99,380,122	99,830,514
Multi-Family Real Estate	—	—	—	—	75,612,566	75,612,566
Construction	—	—	10,893,713	10,893,713	38,408,327	49,302,040
Commercial and Industrial	—	—	—	—	6,658,370	6,658,370
Consumer	-	—	—	-	18,672	18,672
Total	$—	$297,118	$12,308,911	$12,606,029	$704,868,555	$717,474,584

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of June 30, 2024 and  December 31, 2023:

	Term Loans by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$8,949,940	$26,078,609	$121,681,038	$35,566,475	$30,023,828	$143,299,951	$108,502,445	$474,102,286
Special Mention	—	—	—	—	188,790	633,678	351,575	1,174,043
Substandard	—	—	—	—	—	450,594	—	450,594
Doubtful	—	—	—	—	—	—	—	—
Total	8,949,940	26,078,609	121,681,038	35,566,475	30,212,618	144,384,223	108,854,020	475,726,923
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	6,122,371	11,797,862	5,430,743	2,065,202	43,667,426	41,219,489	79,322	110,382,415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	450,392	—	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	6,122,371	11,797,862	5,430,743	2,065,202	43,667,426	41,669,881	79,322	110,832,807
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	675,197	12,607,703	6,690,031	11,802,784	12,923,906	26,524,012	4,006,683	75,230,316
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	675,197	12,607,703	6,690,031	11,802,784	12,923,906	26,524,012	4,006,683	75,230,316
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	27,649,963	27,649,963
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,842,078	10,842,078
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	38,492,041	38,492,041
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	2,677,747	218,637	—	—	446,111	16,484	6,708,092	10,067,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,677,747	218,637	—	—	446,111	16,484	6,708,092	10,067,071
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	43,909	43,909
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	43,909	43,909
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$18,425,255	$50,702,811	$133,801,812	$49,434,461	$87,250,061	$212,594,600	$158,184,067	$710,393,067

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

There were no loan modifications during the three-month period ended  June 30, 2024 .

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. On February 28, 2024, 10,000 shares of restricted stock were awarded, with a grant date fair value of $7.80 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2024 approximately $122,000 and $242,000 in expense was recognized in regard to these awards, respectively, compared to expense during the same periods ended  June 30, 2023, of approximately $118,000 and $236,000, respectively. The expected future compensation expense related to the 145,911 non-vested restricted shares outstanding at June 30, 2024 was approximately $1.1 million which is expected to be recognized over a weighted-average period of 2.33 years.

The following is a summary of the Company's restricted stock activity during the six months ended June 30, 2024:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	135,911	$10.45
Granted	10,000	7.80
Vested	—	—
Forfeited	—	—
Outstanding, June 30, 2024	145,911	$10.27

On September 2, 2021, options to purchase 526,119 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over a service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which was the Company's common stock price on the grant date and had an expiration period of 10 years.

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2024 and June 30, 2023, approximately $115,000 and $230,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 314,171 non-vested options outstanding at June 30, 2024 was $1.1 million, which is expected to be recognized over a weighted-average period of 2.50 years.

The following is a summary of the Company's option activity during the six months ended June 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	523,619	$10.45	5.5	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding, June 30, 2024	523,619	$10.45	4.9	$—
Options exercisable at June 30, 2024	209,448			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.  As of  June 30, 2024, there were no in-the-money options.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three and six months ended June 30, 2024, $44,000 and $93,809 was incurred as expense for the plan, respectively, compared to expense during the same periods ending  June 30, 2023 of approximately $55,000 and $126,873, respectively.  As of June 30, 2024, 119,360 shares have been allocated and 396,415 shares are unallocated with a fair value of $2.7 million.

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

Interest Rate Swaps. At June 30, 2024, the Company had four cash flow interest rate swaps with notional amounts of $55.0 million hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of income.

At December 31, 2023, the Company had two interest rate swaps with a notional amount of $20.0 million to hedge certain FHLB advances and brokered deposits. At both June 30, 2024 and December 31, 2023, the Company had no interest rate swaps in place with commercial banking customers. During the three and six months ended June 30, 2024, the net effect on interest expense related to cash flow hedges was a reduced expense of $185,000 and $421,000 respectively, while the net effect on interest expense related to fair value hedge during the three and six months ended June 30, 2024,was a reduced expense of $103,000 and $327,000 respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2024:

			June 30,	December 31,
			2024	2023
			Asset Derivative	Asset Derivative
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other Assets	$959,031	$239,510
Interest rate swaps	Fair Value	Other Assets	$600,181	$—
Interest rate swaps	Fair Value	Loans, net	$(616,462)	$—
Total derivative instruments			$942,750	$239,510

For the six months ended June 30, 2024, unrealized gains of $360,000 were recorded for changes in fair value of interest rate swaps with third parties and at June 30, 2024, accrued interest was $215,000.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024
Securities available for sale:
U.S. government and agency obligations	$5,573,013	$—	$5,573,013	$—
Corporate bonds	11,939,647	—	11,939,647	—
MBS - residential	73,400,983	—	73,400,983	—
MBS - commercial	15,948,124	—	15,948,124	—
Cash flow and fair value hedges	1,559,212	—	1,559,212	—
	$108,420,979	$—	$108,420,979	$—
As of December 31, 2023
Securities available for sale:
U.S. government and agency obligations	$5,545,401	$—	$5,545,401	$—
Corporate bonds	11,818,756	—	11,818,756	—
MBS - residential	35,407,182	—	35,407,182	—
MBS - commercial	16,116,840	—	16,116,840	—
Cash flow hedge	239,510	—	239,510	—
	$69,127,689	$—	$69,127,689	$—

There were no transfers between level 1 and level 2 during the six months ended June 30, 2024.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at June 30, 2024 and December 31, 2023, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2024
Financial instruments - assets
Investment securities held-to-maturity	$81,174	$74,024	$—	$74,024	$—
Loans and loans held for sale	707,645	668,376	—	—	668,376
Financial instruments - liabilities
Certificates of deposit	512,601	509,497	—	509,497	—
Borrowings	179,449	179,086	—	179,086	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2023
Financial instruments - assets
Investment securities held-to-maturity	$72,656	$65,375	$—	$65,375	$—
Loans and loans held for sale	714,687	672,347	—	—	672,347
Financial instruments - liabilities
Certificates of deposit	493,275	491,944	—	491,944	—
Borrowings	167,690	167,891	—	167,891	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and six months ended June 30, 2024 and 2023 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
June 30, 2024
Beginning balance	$(7,417,907)	$5,654	$646,907	$(6,765,346)
Other comprehensive (loss) income before reclassification	740,968	—	42,539	783,507
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	740,968	—	42,539	783,507
Ending balance	$(6,676,939)	$5,654	$689,446	$(5,981,839)

June 30, 2023
Beginning balance	$(6,613,758)	$39,138	$117,432	$(6,457,188)
Other comprehensive (loss) income before reclassification	(505,111)	(16,546)	330,016	(191,641)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(505,111)	(16,546)	330,016	(191,641)
Ending balance	$(7,118,869)	$22,592	$447,448	$(6,648,829)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Six Months Ended June 30, 2024
Beginning balance	$(6,639,506)	$2,549	$172,183	$(6,464,774)
Other comprehensive (loss) income before reclassification	(37,433)	3,105	517,263	482,935
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(37,433)	3,105	517,263	482,935
Ending balance	$(6,676,939)	$5,654	$689,446	$(5,981,839)

Six Months Ended June 30, 2023
Beginning balance	$(6,499,666)	$55,684	$232,969	$(6,211,013)
Other comprehensive (loss) income before reclassification	(619,203)	(33,092)	214,479	(437,816)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(619,203)	(33,092)	214,479	(437,816)
Ending balance	$(7,118,869)	$22,592	$447,448	$(6,648,829)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including potential recessionary conditions;

●

changes in the amount and trend of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates of the adequacy of and the methodology for calculating the allowance for credit losses;

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

●	changes in consumer spending, borrowing and saving habits;

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

Critical Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Assets increased $35.4 million, or 3.8%, from $939.3 million at  December 31, 2023 to $974.7 million at June 30, 2024 primarily due to a $38.0 million, or 55.1%, increase in securities available for sale and an $8.4 million, or 11.6%, increase in securities held-to-maturity, offset by a $7.1 million, or 1.0%, decrease in loans and a $7.3 million, or 29.4%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.3 million, or 29.4%, to $17.6 million at June 30, 2024 from $24.9 million at December 31, 2023, as excess funds were used to purchase securities.

Securities Available for Sale. Securities available for sale increased $38.0 million, or 55.1%, to $106.9 million at June 30, 2024 from $68.9 million at December 31, 2023. The increase was primarily due to the purchase of mortgage-backed securities that were purchased with excess funds.

Securities Held to Maturity. Securities held to maturity increased $8.4 million, or 11.6%, to $81.1 million at June 30, 2024 from $72.7 million at December 31, 2023, primarily due to the purchase of mortgage-backed securities. At June 30, 2024, the Company's allowance for credit losses related to held-to-maturity securities totaled $108,000 or 0.13% of the total held-to-maturity securities portfolio.

Net Loans.  Net loans decreased $7.1 million, or 1.0%, to $707.6 million at June 30, 2024 from $714.7 million at December 31, 2023. The decrease was due to a decrease of $10.4 million, or 2.1%, in one- to four-residential real estate loans to $475.7 million from $486.1 million at December 31, 2023 and a decrease of $10.8 million, or 21.9%, in construction loans to $38.5 million at June 30, 2024 from $49.3 million at December 31, 2023, offset by a $11.0 million, or 11.0%, increase in commercial real estate loans to $110.8 million at June 30, 2024 from $99.8 million at December 31, 2023. The decrease in one- to four-residential and construction loans reflect less opportunities and decreased demand due to the higher interest rate environment.  As of June 30, 2024 and December 31, 2023, the Bank had no loans held for sale.

Delinquent loans increased $888,000 to $13.5 million, or 1.90% of total loans, at June 30, 2024. The increase was mostly due to one commercial real estate loan with a balance of $761,000 with a loan to value ratio of 59%. During the same timeframe, non-performing assets increased from $12.8 million at December 31, 2023 to $13.0 million, which represented 1.33% of total assets at June 30, 2024. The Company’s allowance for credit losses was 0.39% of total loans and 21.20% of non-performing loans at June 30, 2024 compared to 0.39% of total loans and 21.81% of non-performing loans at December 31, 2023.  The Bank does not have any exposure to commercial real estate loans secured by office space.  The majority of the non-performing loans at June 30, 2024 was comprised of one construction loan with a balance of $10.9 million with a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at June 30, 2024. The Company has commenced legal action against the client.

Total Liabilities. Total liabilities increased $36.2 million, or 4.5%, to $838.4 million as of June 30, 2024 from $802.2 million as of December 31, 2023, primarily due to a $23.8 million increase in deposits and a $11.8 million increase in borrowings.

Deposits.Deposits increased $23.8 million, or 3.8%, to $649.1 million at June 30, 2024 from $625.3 million at December 31, 2023. The increase in deposits reflected an increase in interest-bearing demand deposits of $1.7 million, or 1.6%, to $103.2 million as of June 30, 2024 from $101.5 million at December 31, 2023 due to the increases of $3.7 million, or 4.2%, in checking and savings accounts, offset by a $2.0 million, or 13.8%, decrease in money market accounts. Certificates of deposit increased $19.3 million, or 3.9% to $512.6 million at June 30, 2024 from $493.3 million at December 31, 2023. Non-interest bearing deposits increased $2.8 million, or 9.1%, to $33.3 million as of June 30, 2024 from $30.6 million as of December 31, 2023.  The changes reflected customers’ desire for higher-yielding accounts in the higher interest rate environment.

At June 30, 2024, municipal deposits totaled $35.4 million, which represented 5.5% of total deposits, and brokered deposits totaled $91.2 million, which represented 14.1% of deposits. At December 31, 2023, municipal deposits totaled $48.0 million, which represented 7.7% of deposits, and brokered deposits totaled $53.5 million, which represented 8.5% of total deposits. At June 30, 2024, uninsured deposits totaled $69.3 million, comprised of 326 account holders, which represented 10.7% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $11.7 million, or 7.0%, to $179.4 million at June 30, 2024 from $167.7 million at December 31, 2023, specifically short-term advances increased by $22.5 million while long-term advances decreased $10.7 million to better position the Company to take advantage of potential rate cuts. The weighted average rate of borrowings was 4.71% and 4.54% as of June 30, 2024 and December 31, 2023, respectively. Total borrowing capacity at the Federal Home Loan Bank was $304.2 million at June 30, 2024, of which $179.4 million was advanced.

Total Equity. Stockholders’ equity decreased $830,000 to $136.3 million, primarily due to a net loss of $873,000 and the repurchase of 140,406 shares of stock during the six months ended June 30, 2024 at a cost of $1.0 million, offset by an decrease in accumulated other comprehensive loss for securities available for sale of $483,000 and stock compensation of $472,000 for the six months ended June 30, 2024. At June 30, 2024, the Company’s ratio of average stockholders’ equity-to-total assets was 13.65%, compared to 15.24% at December 31, 2023.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$8,644	$127	5.90%	$12,449	$149	4.80%
Loans (1)	710,058	8,299	4.70%	712,201	8,142	4.59%
Securities	185,497	1,860	4.01%	146,225	1,017	2.78%
Other interest-earning assets	8,689	188	8.66%	6,358	99	6.26%
Total interest-earning assets	912,888	10,474	4.61%	877,233	9,407	4.30%

Non-interest-earning assets	58,933			54,156
Total assets	$971,821			$931,389
Liabilities and equity:
NOW and money market accounts	$67,687	$329	1.96%	$88,256	$355	1.61%
Savings accounts	44,093	205	1.87%	48,875	92	0.75%
Certificates of deposit (2)	517,882	5,720	4.44%	493,986	3,764	3.06%
Total interest-bearing deposits	629,662	6,254	3.99%	631,117	4,211	2.68%

Federal Home Loan Bank advances (2)	170,295	1,476	3.49%	120,485	903	3.01%
Total interest-bearing liabilities	799,957	7,730	3.89%	751,602	5,114	2.73%
Non-interest-bearing deposits	39,162			38,841
Other non-interest-bearing liabilities	1,654			1,768
Total liabilities	840,773			792,211

Total equity	131,048			139,178
Total liabilities and equity	$971,821			$931,389
Net interest income		$2,744			$4,293
Interest rate spread (3)			0.72%			1.57%
Net interest margin (4)			1.21%			1.96%
Average interest-earning assets to average interest-bearing liabilities	114.12%			116.72%

(1)         The average balance of loans includes non-accrual loans.

(2)         Cash flow hedges are used to manage interest rate risk. During the three months ended June 30, 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $461,000 and $92,000 respectively.

(3)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$8,505	$276	6.50%	$10,634	$254	4.82%
Loans (1)	711,744	16,507	4.64%	715,066	15,841	4.45%
Securities	176,081	3,389	3.85%	154,049	2,113	2.74%
Other interest-earning assets	8,395	363	8.65%	5,851	216	7.40%
Total interest-earning assets	904,725	20,535	4.54%	885,600	18,424	4.18%
Non-interest-earning assets	59,313			54,482
Total assets	$964,038			$940,082
Liabilities and equity:
NOW and money market accounts	$68,569	$664	1.95%	$100,419	$735	1.48%
Savings accounts	43,720	403	1.85%	51,233	162	0.64%
Certificates of deposit (2)	517,189	11,157	4.34%	498,652	7,029	2.84%
Total interest-bearing deposits	629,478	12,224	3.91%	650,304	7,926	2.46%
Federal Home Loan Bank advances (2)	160,282	2,916	3.66%	106,061	1,680	3.19%
Total interest-bearing liabilities	789,760	15,140	3.86%	756,365	9,606	2.56%
Non-interest-bearing deposits	38,425			38,266
Other non-interest-bearing liabilities	2,763			6,146
Total liabilities	830,948			800,777
Total equity	133,090			139,305
Total liabilities and equity	$964,038			$940,082
Net interest income		$5,395			$8,818
Interest rate spread (3)			0.68%			1.61%
Net interest margin (4)			1.20%			2.01%
Average interest-earning assets to average interest-bearing liabilities	114.56%			117.09%

(1)         The average balance of loans includes non-accrual loans.

(2)         Cash flow hedges are used to manage interest rate risk. During the six months ended June 30, 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $749,000 and $139,000 respectively.

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

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to			Compared to
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(169)	$147	$(22)	$(122)	$144	$22
Loans receivable	(158)	315	157	(201)	867	666
Securities	318	525	843	333	943	1,276
Other interest earning assets	43	46	89	106	41	147
Total interest-earning assets	35	1,032	1,067	115	1,996	2,111

Interest expense:
NOW and money market accounts	(331)	305	(26)	(507)	436	(71)
Savings accounts	(60)	173	113	(72)	313	241
Certificates of deposit	189	1,767	1,956	271	3,857	4,128
Federal Home Loan Bank advances	413	160	573	959	277	1,236
Total interest-bearing liabilities	211	2,405	2,616	651	4,883	5,534
Net decrease in net interest income	$(176)	$(1,373)	$(1,549)	$(536)	$(2,887)	$(3,423)

Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023

General. Net income decreased by $1.3 million, or 150.5%, to a net loss of $432,000 for the three months ended June 30, 2024 from net income of $857,000 for the three months ended June 30, 2023.  This decrease was primarily due to a decrease of $1.5 million in net interest income, partially offset by a decrease of $494,000 in income tax expense.

Interest Income. Interest income increased $1.1 million, or 11.3%, from $9.4 million for the three months ended June 30, 2023 to $10.5 million for the three months ended June 30, 2024 due to higher yields on interest-earning assets and an increase in the average balance of securities, partially offset by a decrease in the average balance of loans and cash and cash equivalents.

Interest income on cash and cash equivalents decreased $22,000, or 14.9%, to $127,000 for the three months ended June 30, 2024 from $149,000 for the three months ended June 30, 2023 due to a $3.8 million decrease in the average balance to $8.6 million for the three months ended June 30, 2024 from $12.4 million for the three months ended June 30, 2023, reflecting the use of excess cash to purchase securities. The decrease was offset by a 110 basis point increase in the average yield from 4.80% for the three months ended June 30, 2023 to 5.90% for the three months ended June 30, 2024, due to the higher interest rate environment.

Interest income on loans increased $157,000, or 1.9%, to $8.3 million for the three months ended June 30, 2024 compared to $8.1 million for the three months ended June 30, 2023 due primarily to an 11 basis point increase in the average yield from 4.59% for the three months ended June 30, 2023 to 4.70% for the three months ended June 30, 2024, offset by a $2.1 million decrease in the average balance to $710.1 million for the three months ended June 30, 2024 from $712.2 million for the three months ended June 30, 2023.

Interest income on securities increased $843,000, or 82.9%, to $1.9 million for the three months ended June 30, 2024 from $1.0 million for the three months ended June 30, 2023  primarily due to a 123 basis point increase in the average yield from 2.78% for the three months ended June 30, 2023 to 4.01% for the three months ended June 30, 2024, and a $39.3 million increase in the average balance to $185.5 million for the three months ended June 30, 2024 from $146.2 million for the three months ended June 30, 2023.

Interest Expense. Interest expense increased $2.6 million, or 51.2%, from $5.1 million for the three months ended June 30, 2023 to $7.7 million for the three months ended June 30, 2024 due to higher costs and average balances on interest -bearing liabilities.

Interest expense on interest-bearing deposits increased $2.0 million, or 48.5%, to $6.2 million for the three months ended June 30, 2024 from $4.2 million for the three months ended June 30, 2023. The increase was due to a 131 basis point increase in the average cost of deposits to 3.99% for the three months ended June 30, 2024 from 2.68% for the three months ended June 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit.  The average balances of certificates of deposit increased $23.9 million to $517.9 million for the three months ended June 30, 2024 from $494.0 million for the three months ended June 30, 2023. The average balance of savings accounts decreased by $4.8 million during the quarter, while the average balance of NOW and money market accounts decreased $20.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Interest expense on Federal Home Loan Bank advances increased $573,000, or 63.6%, from $903,000 for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. The increase was due to an increase in the average balance of $49.8 million to $170.3 million for the three months ended June 30, 2024.  The increase was also due to an increase in the average cost of borrowings of 48 basis points to 3.49% for the three months ended June 30, 2024 from 3.01% for the three months ended June 30, 2023 due to the new borrowings being at higher rates.

Net Interest Income. Net interest income decreased $1.6 million, or 36.1%, to $2.7 million for the three months ended June 30, 2024 from $4.3 million for the three months ended June 30, 2023.  The decrease reflected an 85 basis point decrease in our net interest rate spread to 0.72% for the three months ended June 30, 2024 from 1.57% for the three months ended June 30, 2023. Our net interest margin decreased 75 basis points to 1.21% for the three months ended June 30, 2024 from 1.96% for the three months ended June 30, 2023.

Provision for Credit Losses. We recorded a $35,000 provision for credit losses for the three months ended June 30, 2024 compared to a $125,000 recovery for credit losses for the three-month period ended June 30, 2023. During the three months ended June 30, 2024 the Company recorded a $73,000 provision for the held-to-maturity securities portfolio, which was partially offset by a credit to the provision for loans of $38,000, which was related to the increase in corporate securities and a decrease in the loan portfolio.

Non-Interest Income. Non-interest income increased by $20,000, or 7.0%, to $303,000 for the three months ended June 30, 2024 from $283,000 for the three months ended June 30, 2023.  Bank-owned life insurance income increased $25,000, or 13.1%, due to higher balances during 2024, which was partially offset by no loan sales in 2024 compared to a $16,000 gain on sale of loans in 2023.

Non-Interest Expense. For the three months ended June 30, 2024, non-interest expense increased $94,000, or 2.6%, over the comparable 2023 period. Professional fees increased $146,000, or 128.1% due to higher consulting expense related to strategic business planning. Data processing expense increased $83,000, or 35.5%, due to higher processing costs. Advertising expense also increased by $19,000, or 19.8%, which was related to promotions for our new branch location. This was offset by a $158,000, or 6.9% decrease in salaries and employee benefits cost, which decreased due to lower headcount and increased expenses in 2023 related to the retirement of the Company's previous Chief Executive Officer.

Income Tax Expense. Income tax expense decreased $494,000, or 232.1%, to a benefit of $281,000 for the three months ended June 30, 2024 from a $213,000 expense for the three months ended June 30, 2023. The decrease was due to $1.8 million of lower taxable income.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and June 30, 2023

General. Net income decreased by $2.7 million, or 147.2%, to a net loss of $873,000 for the six months ended June 30, 2024 from net income of $1.8 million for the six months ended June 30, 2023.  This decrease was primarily due to a decrease of $3.4 million in net interest income, partially offset by a decrease of $1.1 million in income tax expense.

Interest Income. Interest income increased $2.1 million, or 11.5%, from $18.4 million for the six months ended June 30, 2023 to $20.5 million for the six months ended June 30, 2024 due to higher yields on interest-earning assets, and to a lesser extent by an increase in the average balance of securities, partially offset by a decrease in the average balance of loans and cash and cash equivalents.

Interest income on cash and cash equivalents increased $22,000, or 8.7%, to $276,000 for the six months ended June 30, 2024 from $254,000 for the six months ended June 30, 2023 due to a 168 basis point increase in the average yield from 4.82% for the six months ended June 30, 2023 to 6.50% for the six months ended June 30, 2024 due to the higher interest rate environment.  The increase was offset by a $2.1 million decrease in the average balance to $8.5 million for the six months ended June 30, 2024 from $10.6 million for the six months ended June 30, 2023.

Interest income on loans increased $666,000, or 4.2%, to $16.5 million for the six months ended June 30, 2024 compared to $15.8 million for the six months ended June 30, 2023 due primarily to a 19 basis point increase in the average yield from 4.45% for the six months ended June 30, 2023 to 4.64% for the six months ended June 30, 2024, offset by a $3.3 million decrease in the average balance to $711.7 million for the six months ended June 30, 2024 from $715.1 million for the six months ended June 30, 2023.

Interest income on securities increased $1.3 million, or 60.4%, to $3.4 million for the six months ended June 30, 2024 from $2.1 million for the six months ended June 30, 2023  primarily due to a 111 basis point increase in the average yield from 2.74% for the six months ended June 30, 2023 to 3.85% for the six months ended June 30, 2024, and a $22.1 million increase in the average balance to $176.1 million for the six months ended June 30, 2024 from $154.0 million for the six months ended June 30, 2023.

Interest Expense. Interest expense increased $5.5 million, or 57.6%, from $9.6 million for the six months ended June 30, 2023 to $15.1 million for the six months ended June 30, 2024 primarily due to higher costs and average balances on certificates of deposit and borrowings.

Interest expense on interest-bearing deposits increased $4.3 million, or 54.2%, to $12.2 million for the six months ended June 30, 2024 from $7.9 million for the six months ended June 30, 2023. The increase was due to a 145 basis point increase in the average cost of deposits to 3.91% for the six months ended June 30, 2024 from 2.46% for the six months ended June 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit.  The average balances of certificates of deposit increased $18.5 million to $517.2 million for the six months ended June 30, 2024 from $498.7 million for the six months ended June 30, 2023 while average NOW and money market accounts and savings accounts decreased $31.9 million and $7.5 million for the six months ended June 30, 2024, respectively, compared to the six months ended June 30, 2023.

Interest expense on Federal Home Loan Bank advances increased $1.2 million, or 73.6%, from $1.7 million for the six months ended June 30, 2023 to $2.9 million for the six months ended June 30, 2024. The increase was due to an increase in the average balance of $54.2 million to $160.3 million for the six months ended June 30, 2024.  The increase was also due to an increase in the average cost of borrowings of 47 basis points to 3.66% for the six months ended June 30, 2024 from 3.19% for the six months ended June 30, 2023 due to the new borrowings being at higher rates.

Net Interest Income. Net interest income decreased $3.4 million, or 38.8%, to $5.4 million for the six months ended June 30, 2024 from $8.8 million for the six months ended June 30, 2023.  The decrease reflected a 93 basis point decrease in our net interest rate spread to 0.68% for the six months ended June 30, 2024 from 1.61% for the six months ended June 30, 2023. Our net interest margin decreased 81 basis points to 1.20% for the six months ended June 30, 2024 from 2.01% for the six months ended June 30, 2023.

Provision for Credit Losses. We recorded a $70,000 provision for credit losses for the six months ended June 30, 2024 compared to a $125,000 recovery for credit losses for the six-month period ended June 30, 2023.  The entire provision during the period was due to a $108,000 provision for held-to-maturity securities, which was offset by a $38,000 credit to the provision for loans, which was related to the increase in corporate securities and a decrease in the loan portfolio.

Non-Interest Income. Non-interest income increased by $35,000, or 6.3%, to $602,000 for the six months ended June 30, 2024 from $567,000 for the six months ended June 30, 2023.  Bank-owned life insurance income increased $51,000, or 13.5%, due to higher balances during 2024, which was partially offset by no loan sales in 2024 compared to a $29,000 gain on sale of loans in 2023.

Non-Interest Expense. For the six months ended June 30, 2024, non-interest expense increased $219,000, or 3.1%, over the comparable 2023 period. Professional fees increased $194,000, or 73.5% due to higher consulting expense related to strategic business planning. Data processing expense increased $110,000, or 21.5%, due to higher processing costs. These were offset by a $162,000, or 3.6%, reduction in salaries and employee benefit costs, which decreased due to lower headcount and increase expenses in 2023 related to the retirement of the Company's previous Chief Executive Officer.

Income Tax Expense. Income tax expense decreased $1.1 million, or 211.2%, to a benefit of $568,000 for the six months ended June 30, 2024 from a $511,000 expense for the six months ended June 30, 2023. The decrease was due to $3.8 million of lower taxable income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of  June 30, 2024. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$69,996	$(46,178)	(39.75)%	8.10%	(32.02)%
300 bp	82,064	(34,110)	(29.36)	9.30	(25.00)
200 bp	92,568	(23,606)	(20.32)	10.29	(17.02)
100 bp	104,079	(12,095)	(10.41)	11.34	(8.55)
—	116,174	—	—	12.40	—
(100) bp	128,238	12,064	10.38	13.41	8.15
(200) bp	139,748	23,574	20.29	14.32	15.48
(300) bp	150,327	34,153	29.40	15.11	21.85
(400) bp	162,151	45,977	39.58	15.95	28.63

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

Net Interest Income Analysis. We also use income simulation to measure interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income over specified time frames and using different interest rate shocks and ramps. The assumptions include management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are subject to change, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of June 30, 2024, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(21.07)%
300	(15.66)
200	(10.56)
100	(5.16)
—	—
(100)	3.77
(200)	2.96
(300)	(1.07)
(400)	(8.12)

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At June 30, 2024, we had the ability to borrow up to $304.2 million, of which $179.4 million was outstanding and $1.4 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2024, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2024, cash and cash equivalents totaled $17.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $106.9 million at June 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2024 totaled $464.3 million, or 71.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At June 30, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of June 30, 2024, the Bank is reporting as a qualifying community bank with a ratio of 13.07%.

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented in accordance with GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to inflation can cause purchasing power loss. Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

Item 4.         Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024 were not effective due to the material weakness described below.

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

Other than described above, during the three months ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We believe the actions described above will be sufficient to remediate the identified material weakness, however, our strengthened procedures have not operated for a sufficient amount of time for management to conclude that the issue has been fully remediated.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At June 30, 2024 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On April 24, 2024, the Company announced it had received regulatory approval for the repurchase of up to 237,090 shares of its common stock, approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of June 30, 2024, 107,323 shares have been repurchased pursuant to the program at a cost of $735,000.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2024	3,500	$6.76	3,500	233,590
May 1 - 31, 2024	99,200	6.86	99,200	134,390
June 1 - 30, 2024	4,623	6.71	4,623	129,767
Total	107,323	$6.85	107,323

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 14, 2024	/s/ Kevin Pace
Kevin Pace
President, Chief Executive Officer and Director

Date: August 14, 2024	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer