Form 10-Q
period 2024-09-30
Bogota Financial Corp.
filed 2024-11-14
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 13,074,928 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$10,630,086	$13,567,115
Interest-bearing deposits in other banks	10,372,434	11,362,356
Cash and cash equivalents	21,002,520	24,929,471
Securities available for sale, at fair value	108,560,811	68,888,179
Securities held to maturity, net of allowance for securities credit losses of $108,000 and zero, respectively (fair value - $74,603,097 and $65,374,753, respectively)	80,103,753	72,656,179
Loans, net of allowance for credit losses of $2,747,949 and $2,785,949, respectively	708,896,566	714,688,635
Premises and equipment, net	7,853,076	7,687,387
Federal Home Loan Bank (FHLB) stock and other restricted securities	10,180,100	8,616,100
Accrued interest receivable	4,352,967	3,932,785
Core deposit intangibles	165,454	206,116
Bank-owned life insurance	31,635,988	30,987,851
Other assets	6,138,029	6,731,500
Total Assets	$978,889,264	$939,324,203
Liabilities and Equity
Non-interest bearing deposits	$32,125,742	$30,554,842
Interest bearing deposits	597,141,995	594,792,300
Total deposits	629,267,737	625,347,142
FHLB advances-short term	53,500,000	37,500,000
FHLB advances-long term	149,065,610	130,189,663
Advance payments by borrowers for taxes and insurance	3,265,262	2,733,709
Other liabilities	6,850,898	6,380,486
Total liabilities	841,949,507	802,151,000

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,092,357 issued and outstanding at September 30, 2024 and 13,279,230 at December 31, 2023	130,923	132,792
Additional paid-in capital	55,315,875	56,149,915
Retained earnings	90,936,649	92,177,068
Unearned ESOP shares (389,674 shares at September 30, 2024 and 409,750 shares at December 31, 2023)	(4,595,895)	(4,821,798)
Accumulated other comprehensive loss	(4,847,795)	(6,464,774)
Total stockholders’ equity	136,939,757	137,173,203
Total liabilities and stockholders’ equity	$978,889,264	$939,324,203

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$8,381,581	$7,980,388	$24,888,377	$23,821,545
Securities
Taxable	1,884,276	994,791	5,247,336	3,042,389
Tax-exempt	13,137	13,159	39,409	78,293
Other interest-earning assets	341,268	301,081	980,536	771,584
Total interest income	10,620,262	9,289,419	31,155,658	27,713,811
Interest expense
Deposits	6,160,547	4,851,926	18,384,323	12,777,907
FHLB advances	1,802,387	1,220,166	4,719,056	2,900,359
Total interest expense	7,962,934	6,072,092	23,103,379	15,678,266
Net interest income	2,657,328	3,217,327	8,052,279	12,035,545
Provision (recovery) for credit losses	—	—	70,000	(125,000)
Net interest income after provision (recovery) for credit losses	2,657,328	3,217,327	7,982,279	12,160,545
Non-interest income
Fees and service charges	56,610	61,529	164,400	159,381
Gain on sale of loans	11,710	—	11,710	29,375
Bank-owned life insurance	221,122	197,873	648,137	574,073
Other	37,943	30,332	105,420	93,660
Total non-interest income	327,385	289,734	929,667	856,489
Non-interest expense
Salaries and employee benefits	2,102,993	2,274,347	6,404,946	6,737,952
Occupancy and equipment	380,714	372,626	1,118,739	1,114,170
FDIC insurance assessment	106,313	132,571	313,626	319,690
Data processing	306,167	205,721	928,292	717,913
Advertising	85,750	126,000	310,950	369,383
Director fees	159,851	159,336	467,100	478,011
Professional fees	248,420	149,251	682,517	412,519
Other	214,686	241,530	747,598	661,300
Total non-interest expense	3,604,894	3,661,382	10,973,768	10,810,938
(Loss) income before income taxes	(620,181)	(154,321)	(2,061,822)	2,206,096
Income tax (benefit) expense	(253,221)	(125,268)	(821,403)	385,801
Net (loss) income	$(366,960)	$(29,053)	$(1,240,419)	$1,820,295
(Loss) earnings per Share - basic	$(0.03)	$(0.00)	$(0.10)	$0.14
(Loss) earnings per Share - diluted	$(0.03)	$(0.00)	$(0.10)	$0.14
Weighted average shares outstanding - basic	12,702,683	13,037,903	12,702,683	13,103,951
Weighted average shares outstanding - diluted	12,702,683	13,037,903	12,702,683	13,103,951

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(366,960)	$(29,053)	$(1,240,419)	$1,820,295
Other comprehensive (loss) income:
Net unrealized gain (loss) on securities available for sale:	2,880,599	(1,594,912)	2,828,529	(2,456,233)
Tax effect	(809,737)	448,330	(795,100)	690,448
Net of tax	2,070,862	(1,146,582)	2,033,429	(1,765,785)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net (loss) gain included in salaries and employee benefits	—	(23,016)	6,414	(69,048)
Tax effect	—	6,470	(3,309)	19,410
Net of tax	—	(16,546)	3,105	(49,638)
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(1,303,127)	257,333	(583,606)	555,677
Tax effect	366,309	(72,336)	164,051	(156,201)
Net of tax	(936,818)	184,997	(419,555)	399,476
Total other comprehensive income (loss)	1,134,044	(978,131)	1,616,979	(1,415,947)
Comprehensive income (loss)	$767,084	$(1,007,184)	$376,560	$404,348

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders
	Stock Shares	Stock	Capital	Earnings	ESOP shares	(Loss) Income	Equity
Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	$139,659,123
Adoption of ASU 326 credit losses	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	992,707	—	—	992,707
Other comprehensive loss	—	—	—	—	—	(246,175)	(246,175)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(126,660)	(1,266)	(1,401,568)	—	—	—	(1,402,834)
ESOP Shares released (25,789 shares)	—	—	(2,916)	—	75,301	—	72,385
Balance March 31, 2023	13,572,356	$135,723	$57,928,185	$92,527,240	$(5,047,701)	$(6,457,188)	$139,086,259
Net income	—	—	—	856,641	—	—	856,641
Other comprehensive loss	—	—	—	—	—	(191,641)	(191,641)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(89,899)	(899)	(839,563)	—	—	—	(840,462)
ESOP Shares released (25,789 shares)	—	—	(20,813)	—	75,301	—	54,488
Balance June 30, 2023	13,482,457	$134,824	$57,301,002	$93,383,881	$(4,972,400)	$(6,648,829)	$139,198,478
Net loss	—	—	—	(29,053)	—	—	(29,053)
Other comprehensive income	—	—	—	—	—	(978,131)	(978,131)
Stock based compensation	—	—	233,193	—	—	—	233,193
Stock purchased and retired	(108,691)	(1,087)	(821,172)	—	—	—	(822,259)
ESOP Shares released (25,789 shares)	—	—	(24,274)	—	75,301	—	51,027
Balance September 30, 2023	13,373,766	$133,737	$56,688,749	$93,354,828	$(4,897,099)	$(7,626,960)	$137,653,255

Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(440,980)	—	—	(440,980)
Other comprehensive loss	—	—	—	—	—	(300,572)	(300,572)
Restricted Stock Issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	234,493	—	—	—	234,493
Stock purchased and retired	(33,083)	(331)	(269,364)	—	—	—	(269,695)
ESOP shares released (6,447 shares)	—	—	(25,025)	—	75,301	—	50,276
Balance March 31, 2024	13,256,147	$132,461	$56,090,019	$91,736,088	$(4,746,497)	$(6,765,346)	$136,446,725
Net loss	—	—	—	(432,479)	—	—	(432,479)
Other comprehensive income	—	—	—	—	—	783,507	783,507
Stock based compensation	—	—	237,093	—	—	—	237,093
Stock purchased and retired	(107,323)	(1,073)	(733,660)	—	—	—	(734,733)
ESOP shares released (6,447 shares)	—	—	(31,768)	—	75,301	—	43,533
Balance June 30, 2024	13,148,824	$131,388	$55,561,684	$91,303,609	$(4,671,196)	$(5,981,839)	$136,343,646
Net loss	—	—	—	(366,960)	—	—	(366,960)
Other comprehensive income	—	—	—	—	—	1,134,044	1,134,044
Stock based compensation	—	—	196,498	—	—	—	196,498
Stock purchased and retired	(56,467)	(465)	(414,511)	—	—	—	(414,976)
ESOP shares released (6,447 shares)	—	—	(27,796)	—	75,301	—	47,505
Balance September 30, 2024	13,092,357	$130,923	$55,315,875	$90,936,649	$(4,595,895)	$(4,847,795)	$136,939,757

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,240,419)	$1,820,295
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Amortization of intangible assets	44,375	(53,081)
Provision (recovery) for credit losses	70,000	(125,000)
Depreciation of premises and equipment	377,301	383,136
Amortization of deferred loan costs, net	183,775	97,891
Amortization of premiums and accretion of discounts on securities, net	17,337	4,541
Deferred tax benefit	(1,171,476)	(111,594)
Gain on sale of loans	(11,710)	(29,375)
Proceeds from sale of loans	445,393	1,875,125
Origination of loans held for sale	(433,683)	(1,845,750)
Increase in cash surrender value of bank owned life insurance	(648,137)	(574,073)
Employee stock ownership plan expense	141,314	177,900
Stock based compensation	668,084	699,579
Changes in:
Accrued interest receivable	(420,182)	293,769
Net changes in other assets	65,402	(1,518,086)
Net changes in other liabilities	394,731	566,354
Net cash (used for) provided by operating activities	(1,517,895)	1,661,631
Cash flows from investing activities
Purchases of securities held to maturity	(10,645,873)	(1,000,000)
Purchases of securities available for sale	(44,228,923)	—
Maturities, calls, and repayments of securities available for sale	7,367,482	14,121,182
Maturities, calls, and repayments of securities held to maturity	3,090,299	12,500,153
Purchase of loan pool	(10,391,872)	—
Net decrease in loans	16,621,983	8,637,206
Purchases of premises and equipment	(542,991)	(264,605)
Purchase of FHLB stock	(7,450,900)	(6,919,000)
Redemption of FHLB stock	5,886,900	5,251,500
Net cash (used in) provided by investing activities	(40,293,895)	32,326,436
Cash flows from financing activities
Net increase (decrease) in deposits	3,920,595	(56,099,671)
Net increase (decrease) in short-term FHLB advances	16,000,000	(20,000,000)
Proceeds from long-term FHLB non-repo advances	—	75,500,000
Repayments of long-term FHLB non-repo advances	18,875,947	(22,472,502)
Repurchase of common stock	(1,419,403)	(3,065,555)
Issuance of common stock	100	—
Net increase in advance payments from borrowers for taxes and insurance	507,600	286,065
Net cash provided by (used in) financing activities	37,884,839	(25,851,663)
Net (decrease) increase in cash and cash equivalents	(3,926,951)	8,136,404
Cash and cash equivalents at beginning of year	24,929,471	16,840,917
Cash and cash equivalents at September 30,	$21,002,520	$24,977,321
Supplemental cash flow information
Income taxes paid	$40,000	$1,375,000
Interest paid	23,103,379	15,261,645
Fair value change in cash flow hedges	$(583,606)	$239,510
Fair value change in fair value hedges	(544,702)	-

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC was inactive at September 30, 2024 and December 31, 2023.

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

(Loss) Earnings per Share: Basic (loss) earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock vested or stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and nine months ended September 30, 2024 and September 30, 2023, options to purchase 511,119 and 523,619 common shares, respectively, with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023, all grants of non-vested restricted stock were excluded from the computation of diluted earnings per share, because to include such shares would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Numerator
Net (loss) income	$(366,960)	$(29,053)	$(1,240,419)	$1,820,295
Denominator:
Weighted average shares outstanding - basic	12,702,683	13,037,903	12,702,683	13,103,951
Effect of unvested restricted stock	—	—	—	—
Weighted average shares outstanding - diluted	12,702,683	13,037,903	12,702,683	13,103,951
(Loss) earnings per common share:
Basic	$(0.03)	$(0.00)	$(0.10)	$0.14
Diluted	(0.03)	(0.00)	(0.10)	0.14

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, none of which had an allowance for credit losses at September 30, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2024
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(263,082)	$5,736,918
Corporate bonds due in:
Less than one year	5,325,846	—	(37,411)	5,288,435
One through five years	3,974,138	6,988	(76,147)	3,904,979
Five through ten years	5,000,000	24,560	(91,910)	4,932,650
MBS – residential	76,182,161	270,055	(4,357,505)	72,094,711
MBS – commercial	18,485,785	—	(1,882,667)	16,603,118
Total	$114,967,930	$301,603	$(6,708,722)	$108,560,811

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. government and agency obligations
One through five years	6,000,000	—	(454,599)	5,545,401
Corporate bonds due in:
Less than one year	3,000,000	—	(44,230)	2,955,770
One through five years	8,264,973	—	(247,937)	8,017,036
Five through ten years	1,000,000	—	(154,050)	845,950
MBS – residential	41,105,143	5,182	(5,703,143)	35,407,182
MBS – commercial	18,753,711	—	(2,636,871)	16,116,840
Total	$78,123,827	$5,182	$(9,240,830)	$68,888,179

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

There were no sales of securities during the three and nine months ended September 30, 2024 or September 30, 2023.

The age of unrealized losses and the fair value of related securities as of  September 30, 2024 and  December 31, 2023 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2024
U.S. government and agency obligations	$—	$—	$5,736,918	$(263,082)	$5,736,918	$(263,082)
Corporate bonds	1,998,738	(1,262)	8,092,155	(204,206)	10,090,893	(205,468)
MBS – residential	—	—	32,966,892	(4,357,505)	32,966,892	(4,357,505)
MBS – commercial	—	—	16,603,118	(1,882,667)	16,603,118	(1,882,667)
Total	$1,998,738	$(1,262)	$63,399,083	$(6,707,460)	$65,397,821	$(6,708,722)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
U.S. government and agency obligations	$—	$—	$5,545,401	$(454,599)	$5,545,401	$(454,599)
Corporate bonds	1,999,940	(60)	9,818,816	(446,157)	11,818,756	(446,217)
MBS – residential	-	-	34,829,468	(5,703,143)	34,829,468	(5,703,143)
MBS – commercial	-	-	16,116,840	(2,636,871)	16,116,840	(2,636,871)
Total	$1,999,940	$(60)	$66,310,525	$(9,240,770)	$68,310,465	$(9,240,830)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At September 30, 2024, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. There were 34 securities in a loss position at September 30, 2024. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at September 30, 2024. As of September 30, 2024, no allowance for credit loss ("ACL") was required on available for sale securities. At September 30, 2024 and December 31, 2023, securities available for sale with a carrying value of $98,231 and $113,415 were pledged to secure public deposits.

NOTE 3 – SECURITIES HELD TO MATURITY

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity by contractual maturity at September 30, 2024 and December 31, 2023:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
September 30, 2024
U.S. Government and agency obligations due in:
Less than one year	$10,000,000	$—	$(116,890)	$9,883,110
Five through ten years	3,000,000	—	(250,632)	2,749,368
Corporate bonds due in:
One through five years	8,099,945	59,158	(84,703)	8,074,400
Five through ten years	20,408,373	56,747	(1,816,554)	18,648,566
Greater than ten years	4,313,175	—	(6,025)	4,307,150
Municipal obligations due in:
One through five years	900,882	—	(25,695)	875,187
Five through ten years	1,588,709	158	(184,589)	1,404,278
Greater than ten years	506,960	—	(83,495)	423,465
MBS:
Residential	14,676,749	26,926	(1,108,642)	13,595,033
Commercial	16,716,960	—	(2,074,420)	14,642,540
Allowance for credit losses	(108,000)	—	—	(108,000)
Total	$80,103,753	$142,989	$(5,751,645)	$74,495,097

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. Government and agency obligations
One through five years	$10,000,000	$—	$(314,240)	$9,685,760
Five through ten years	3,000,000	—	(372,885)	2,627,115
Corporate bonds due in:
One through five years	6,431,007	—	(52,685)	6,378,322
Five through ten years	16,294,604	38,684	(2,074,007)	14,259,281
Greater than ten years	4,287,941	—	(441)	4,287,500
Municipal obligations due in:
One through five years	901,597	—	(55,102)	846,495
Five through ten years	1,591,199	784	(160,655)	1,431,328
Greater than ten years	507,716	—	(103,356)	404,360
MBS:
Residential	12,484,366	7,223	(1,457,104)	11,034,485
Commercial	17,157,749	—	(2,737,642)	14,420,107
Total	$72,656,179	$46,691	$(7,328,117)	$65,374,753

Management completed an evaluation of the held to maturity securities portfolio to identify whether any ACL is required for the three and nine months ended September 30, 2024 and 2023, the results of which are presented in the below table, which summarizes the allowance and provision for credit losses related to the Company's held-to-maturity securities portfolio by type:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
For the three months ended
September 30, 2024
Allowance for credit losses:
Beginning balance	$—	$108,000	$—	$—	$—	$108,000
Provision for credit losses	—	—	—	—	—	—
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$108,000	$—	$—	$—	$108,000

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
September 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Impact of ASC 326 adoption	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$—	$—	$—	$—	$—

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
For the nine months ended
September 30, 2024
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	108,000	—	—	—	108,000
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$108,000	$—	$—	$—	$108,000

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
September 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Impact of ASC 326 adoption	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Securities losses	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total ending allowance balance	$—	$—	$—	$—	$—	$—

All of the MBSs are issued by the following government sponsored agencies: FHLMC, FNMA and GNMA.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

The credit rating and the amortized cost of related securities were as follows:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
September 30, 2024
Credit Rating
AAA/AA/A	$13,000,000	$3,729,721	$2,621,551	$14,676,749	$16,716,960	$50,744,981
BBB/BB/B	—	6,729,237	—	—	—	6,729,237
Lower than B	—	—	—	—	—	—
Not Rated	—	22,362,536	375,000	—	—	22,737,536
Total	$13,000,000	$32,821,494	$2,996,551	$14,676,749	$16,716,960	$80,211,754

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
December 31, 2023
Credit Rating
AAA/AA/A	$13,000,000	$11,860,264	$3,000,512	$12,484,366	$17,157,749	$57,502,891
BBB/BB/B	—	5,403,288	—	—	—	$5,403,288
Lower than B	—	—	—	—	—	$—
Not Rated	—	9,750,000	—	—	—	$9,750,000
Total	$13,000,000	$27,013,552	$3,000,512	$12,484,366	$17,157,749	$72,656,179

There were 54 securities in a loss position at September 30, 2024. The fair value of the securities held to maturity is expected to recover as the securities approach maturity. At September 30, 2024 and December 31, 2023, securities held to maturity with a carrying amount of $1,231,090 and $1,589,747, respectively, were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York. At September 30, 2024 and December 31, 2023, securities held to maturity with a carrying value of $4,621,590 and $4,976,927, respectively, were pledged to secure public deposits.

NOTE 4 – LOANS

Loans are summarized as follows at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Real estate:	(unaudited)
Residential First Mortgage	$473,492,871	$486,052,422
Commercial Real Estate	112,899,496	99,830,514
Multi-Family Real Estate	74,697,352	75,612,566
Construction	40,243,916	49,302,040
Commercial and Industrial	10,229,503	6,658,370
Consumer	81,377	18,672
Total loans	711,644,515	717,474,584
Allowance for credit losses	(2,747,949)	(2,785,949)
Net loans	$708,896,566	$714,688,635

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At September 30, 2024 and December 31, 2023, such loans totaled $2,291,851 and $1,610,688, respectively.

At September 30, 2024 and December 31, 2023, deferred loan fees were $2,633,263 and $2,873,724, respectively.

The following table presents the activity in the ACL by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$1,836,909	$456,898	$315,495	$105,426	$33,221	$—	$2,747,949
Provision for (recovery) of credit losses	(10,371)	5,417	(2,274)	6,692	536	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,826,538	$462,315	$313,221	$112,118	$33,757	$—	$2,747,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$1,811,547	$539,002	$265,000	$159,000	$11,400	$—	$2,785,949
Provision for (recovery) of credit losses	(17,720)	(5,505)	4,925	11,700	6,600	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,793,827	$533,497	$269,925	$170,700	$18,000	$—	$2,785,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for (recovery) of credit losses	(25,431)	25,135	(4,079)	(45,382)	11,757	—	(38,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,826,538	$462,315	$313,221	$112,118	$33,757	$—	$2,747,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for (recovery) of credit losses	77,324	10,520	10,156	(89,300)	14,000	(97,700)	(75,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,793,827	$533,497	$269,925	$170,700	$18,000	$—	$2,785,949

Since the Bank continues to have limited historical loss history, the majority of chances in the ACL noted in the above tables are driven by changes in the balances of the related loan segments.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance in the ACL and the recorded investment in loans by portfolio segments and based on impairment method as of  September 30, 2024 and  December 31, 2023:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
September 30, 2024
Residential First Mortgage	$1,432,072	$1,678,469	$1,678,469	$—	$—
Commercial Real Estate	450,392	1,208,325	1,208,325	—	—
Construction	10,893,713	10,893,713	10,893,713	—	—
Consumer	—	—	—	—	—
Total	$12,776,177	$13,780,507	$13,780,507	$—	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing	Interest recognized on nonaccrual loans
December 31, 2023
Residential First Mortgage	$819,590	$1,432,072	$1,432,072	$—	$—
Commercial Real Estate	—	450,392	450,392	$—	$—
Construction	—	10,893,713	10,893,713	—	—
Consumer	37,069	—	—	—	—
Total	$856,659	$12,776,177	$12,776,177	$—	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at September 30, 2024 and December 31, 2023:

September 30, 2024
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,678,469	$—
Commercial Real Estate	1,208,325	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,780,507	$—

December 31, 2023
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,432,072	$—
Commercial Real Estate	450,392	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$12,776,177	$—

Interest income recognized during impairment and cash-basis interest income for the three and nine months ended September 30, 2024 and 2023 was nominal.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

No nonaccrual loans had specific reserves as of September 30, 2024, as they were all well-secured and in the process of collection. The Bank had no other real estate owned at either September 30, 2024 or December 31, 2023.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2024 and December 31, 2023, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2024
Residential First Mortgage	$122,024	$1,151,890	$805,020	$2,078,934	$471,413,937	$473,492,871
Commercial Real Estate	—	7,351,070	1,208,325	8,559,395	104,340,101	112,899,496
Multi-Family Real Estate	—	—	—	—	74,697,352	74,697,352
Construction	—	—	10,893,713	10,893,713	29,350,203	40,243,916
Commercial and Industrial	—	—	—	—	10,229,503	10,229,503
Consumer	—	—	—	—	81,377	81,377
Total	$122,024	$8,502,960	$12,907,058	$21,532,042	$690,112,473	$711,644,515

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2023
Residential First Mortgage	$—	$297,118	$964,806	$1,261,924	$484,790,498	$486,052,422
Commercial Real Estate	—	—	450,392	450,392	99,380,122	99,830,514
Multi-Family Real Estate	—	—	—	—	75,612,566	75,612,566
Construction	—	—	10,893,713	10,893,713	38,408,327	49,302,040
Commercial and Industrial	—	—	—	—	6,658,370	6,658,370
Consumer	-	—	—	-	18,672	18,672
Total	$—	$297,118	$12,308,911	$12,606,029	$704,868,555	$717,474,584

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of September 30, 2024 and  December 31, 2023:

	Term Loans by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$17,142,403	$22,274,590	$112,519,678	$33,636,953	$27,355,815	$132,783,333	$126,141,073	$471,853,845
Special Mention	—	—	—	—	188,094	616,824	345,760	1,150,678
Substandard	—	—	—	—	—	147,528	340,820	488,348
Doubtful	—	—	—	—	—	—	—	—
Total	17,142,403	22,274,590	112,519,678	33,636,953	27,543,909	133,547,685	126,827,653	473,492,871
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	9,944,908	11,699,559	5,397,799	2,047,869	42,826,155	40,084,642	448,172	112,449,104
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	450,392	—	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	9,944,908	11,699,559	5,397,799	2,047,869	42,826,155	40,535,034	448,172	112,899,496
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	672,900	12,571,571	6,636,348	11,717,025	12,810,530	26,278,704	4,010,274	74,697,352
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	672,900	12,571,571	6,636,348	11,717,025	12,810,530	26,278,704	4,010,274	74,697,352
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	29,350,203	29,350,203
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	40,243,916	40,243,916
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	2,511,643	211,275	—	—	366,691	—	7,139,894	10,229,503
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,511,643	211,275	—	—	366,691	—	7,139,894	10,229,503
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	81,377	81,377
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	81,377	81,377
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$30,271,854	$46,756,995	$124,553,825	$47,401,847	$83,547,285	$200,361,423	$178,751,286	$711,644,515

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

There were no loan modifications during the three-month period ended  September 30, 2024 .

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. On February 28, 2024, 10,000 shares of restricted stock were awarded, with a grant date fair value of $7.80 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over a service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2024, approximately $121,000 and $363,000 in expense was recognized in regard to these awards, respectively, compared to expense during the same periods ended  September 30, 2023, of approximately $118,000 and $354,000, respectively. The expected future compensation expense related to the 97,607 non-vested restricted shares outstanding at September 30, 2024 was approximately $946,000, which is expected to be recognized over a weighted-average period of 2.10 years.

The following is a summary of the Company's restricted stock activity during the nine months ended September 30, 2024:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	135,911	$10.45
Granted	10,000	7.80
Vested	$(45,304)	10.45
Forfeited	$(3,000)	10.45
Outstanding, September 30, 2024	97,607	$10.18

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2024, approximately $76,000 and $305,000 in expense was recognized in regard to these awards, respectively compared to expense of approximately $112,000 and $335,000 for the three and nine months ended  September 30, 2023, respectively. The expected future compensation expense related to the 204,447 non-vested options outstanding at September 30, 2024 was $892,000, which is expected to be recognized over a weighted-average period of 2.00 years. Forfeitures are accounted for as they occur through reversal of the expense on non-vested shares in the period of forfeiture.

The following is a summary of the Company's option activity during the nine months ended September 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	523,619	$10.45	5.5	$—
Granted	—
Exercised	—
Forfeited	(12,500)	10.45		-
Outstanding, September 30, 2024	511,119	$10.45	4.9	$—
Options exercisable at September 30, 2024	332,227			$—

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.  As of  September 30, 2024, there were no in-the-money options.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock reorganization and stock offering, the Bank established an employee stock ownership plan (“ESOP”), which acquired 515,775 shares of the Company’s common stock equaling 3.92% of the Company's outstanding shares. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Bank contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 25,789 through 2039. During the three and nine months ended September 30, 2024, $48,000 and $141,314 was incurred as expense for the plan, respectively, compared to expense during the same periods ended  September 30, 2023 of approximately $51,000 and $177,900, respectively.  As of September 30, 2024, 126,101 shares have been allocated and 389,674 shares are unallocated with a fair value of $3.2 million.

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

Certain derivative financial instruments are offered to certain commercial banking customers to manage their risk of exposure and risk management strategies. These derivative instruments consist primarily of currency forward contracts and interest rate swap contracts. The risk associated with these transactions is mitigated by simultaneously entering into similar transactions having essentially offsetting terms with a third party, i.e. back-to-back swaps. In addition, the Company executes interest rate swaps with third parties in order to hedge the interest rate risk of short-term FHLB advances.

Interest Rate Swaps. At September 30, 2024, the Company had five cash flow interest rate swaps with notional amounts of $65.0 million hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations.

At December 31, 2023, the Company had two interest rate swaps with a notional amount of $20.0 million to hedge certain FHLB advances and brokered deposits. At both September 30, 2024 and December 31, 2023, the Company had no back-to-back interest rate swaps in place with commercial banking customers. During the three and nine months ended September 30, 2024, the net effect on interest expense related to cash flow hedges was a reduced expense of $258,000 and $679,000, respectively, while the net effect on interest expense related to fair value hedge during the three and nine months ended September 30, 2024, was a reduced expense of $240,000 and $567,000, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2024:

			September 30,	December 31,
			2024	2023
			Asset Derivative	Asset Derivative
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$(344,096)	$239,510
Interest rate swaps	Fair Value	Other (Liabilities) Assets	$(544,702)	$—
Interest rate swaps	Fair Value	Loans, net	$563,678	$—
Total derivative instruments			$(325,120)	$239,510

For the nine months ended September 30, 2024, unrealized losses of $420,000 were recorded for changes in fair value of interest rate swaps with third parties and at September 30, 2024, accrued interest was $233,000.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024
Assets:
Securities available for sale:
U.S. government and agency obligations	$5,736,918	$—	$5,736,918	$—
Corporate bonds	14,126,064	—	14,126,064	—
MBS - residential	72,094,711	—	72,094,711	—
MBS - commercial	16,603,118	—	16,603,118	—
Liabilities:
Cash flow and fair value hedges	888,798	—	888,798	—
	$107,672,013	$—	$107,672,013	$—
As of December 31, 2023
Assets:
Securities available for sale:
U.S. government and agency obligations	$5,545,401	$—	$5,545,401	$—
Corporate bonds	11,818,756	—	11,818,756	—
MBS - residential	35,407,182	—	35,407,182	—
MBS - commercial	16,116,840	—	16,116,840	—
Liabilities:
Cash flow hedge	(239,510)	—	(239,510)	—
	$69,127,689	$—	$69,127,689	$—

There were no transfers between level 1 and level 2 during the nine months ended September 30, 2024.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at September 30, 2024 and December 31, 2023, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2024
Financial instruments - assets
Investment securities held-to-maturity	$80,104	$74,495	$—	$74,495	$—
Loans	708,897	680,139	—	—	680,139
Financial instruments - liabilities
Certificates of deposit	493,780	496,477	—	496,477	—
Borrowings	202,566	203,894	—	203,894	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2023
Financial instruments - assets
Investment securities held-to-maturity	$72,656	$65,375	$—	$65,375	$—
Loans	714,687	672,347	—	—	672,347
Financial instruments - liabilities
Certificates of deposit	493,275	491,944	—	491,944	—
Borrowings	167,690	167,891	—	167,891	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
September 30, 2024
Beginning balance	$(6,676,939)	$5,654	$689,446	$(5,981,839)
Other comprehensive (loss) income before reclassification	2,070,862	—	(936,818)	1,134,044
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	2,070,862	—	(936,818)	1,134,044
Ending balance	$(4,606,077)	$5,654	$(247,372)	$(4,847,795)

September 30, 2023
Beginning balance	$(7,118,869)	$22,592	$447,448	$(6,648,829)
Other comprehensive (loss) income before reclassification	(1,146,582)	—	184,997	(961,585)
Amounts reclassified	—	(16,546)	—	(16,546)
Net period comprehensive (loss) income	(1,146,582)	(16,546)	184,997	(978,131)
Ending balance	$(8,265,451)	$6,046	$632,445	$(7,626,960)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Nine Months Ended September 30, 2024
Beginning balance	$(6,639,506)	$2,549	$172,183	$(6,464,774)
Other comprehensive (loss) income before reclassification	2,033,429	—	(419,555)	1,613,874
Amounts reclassified	—	3,105	—	3,105
Net period comprehensive (loss) income	2,033,429	3,105	(419,555)	1,616,979
Ending balance	$(4,606,077)	$5,654	$(247,372)	$(4,847,795)

Nine Months Ended September 30, 2023
Beginning balance	$(6,499,666)	$55,684	$232,969	$(6,211,013)
Other comprehensive (loss) income before reclassification	(1,765,785)	—	399,476	(1,366,309)
Amounts reclassified	—	(49,638)	—	(49,638)
Net period comprehensive (loss) income	(1,765,785)	(49,638)	399,476	(1,415,947)
Ending balance	$(8,265,451)	$6,046	$632,445	$(7,626,960)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;

●

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

●	changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Assets increased $39.6 million, or 4.2%, from $939.3 million at  December 31, 2023 to $978.9 million at September 30, 2024 primarily due to a $39.7 million, or 57.6%, increase in securities available for sale and an $7.4 million, or 10.3%, increase in securities held-to-maturity, offset by a $5.8 million, or 0.8%, decrease in loans and a $3.9 million, or 15.8%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.9 million, or 15.8%, to $21.0 million at September 30, 2024 from $24.9 million at December 31, 2023, as excess funds from increases in borrowings and deposits were used to purchase securities.

Securities Available for Sale. Securities available for sale increased $39.7 million, or 57.6%, to $108.6 million at September 30, 2024 from $68.9 million at December 31, 2023. The increase was primarily due to the purchase of mortgage-backed securities that were purchased with excess funds as part of our leveraging strategy.

Securities Held to Maturity. Securities held to maturity increased $7.4 million, or 10.3%, to $80.1 million at September 30, 2024 from $72.7 million at December 31, 2023, primarily due to the purchase of mortgage-backed securities with excess funds. At September 30, 2024, the Company's allowance for credit losses related to held-to-maturity securities totaled $108,000 or 0.13% of the total held-to-maturity securities portfolio.

Net Loans.  Net loans decreased $5.8 million, or 0.8%, to $708.9 million at September 30, 2024 from $714.7 million at December 31, 2023. The decrease was due to a decrease of $12.6 million, or 2.6%, in one- to four-residential real estate loans to $473.5 million from $486.1 million at December 31, 2023 and a decrease of $9.1 million, or 18.4%, in construction loans to $40.2 million at September 30, 2024 from $49.3 million at December 31, 2023, offset by a $13.1 million, or 13.1%, increase in commercial real estate loans to $112.9 million at September 30, 2024 from $99.8 million at December 31, 2023, and by a $3.6 million, or 53.6%, increase in commercial and industrial loans to $10.2 million at September 30, 2024 from $6.7 million at December 31, 2023. The decreases in one- to four-residential and construction loans reflect less opportunities and decreased demand due to the higher interest rate environment.  As of September 30, 2024 and December 31, 2023, the Bank had no loans held for sale.

Delinquent loans increased $8.9 million to $21.5 million, or 3.0% of total loans, at September 30, 2024. The increase was mostly due to four commercial real estate loans to three customers with a balance of $8.1 million. Three of the past due commercial real estate loans are being actively managed with the customers and are expected to be brought current, while one totaling $758,000 has been placed on nonaccrual status, but is considered well-secured with a loan-to-value of 59%.  We did not record any specific reserves, or charge-offs for these loans. During the same timeframe, non-performing assets increased from $12.8 million at December 31, 2023 to $13.8 million, which represented 1.41% of total assets at September 30, 2024. The Company’s allowance for credit losses was 0.39% of total loans and 19.94% of non-performing loans at September 30, 2024 compared to 0.39% of total loans and 21.81% of non-performing loans at December 31, 2023.  The Bank does not have any exposure to commercial real estate loans secured by office space. The majority of the non-performing loans at September 30, 2024 was comprised of one construction loan for construction of a catering hall that is 99% complete, with a balance of $10.9 million and a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at September 30, 2024. The Company has commenced legal action against the client.

Total Liabilities. Total liabilities increased $39.7 million, or 5.0%, to $841.9 million as of September 30, 2024 from $802.2 million as of December 31, 2023, primarily due to a $3.9 million increase in deposits and a $34.9 million increase in borrowings.

Deposits. Deposits increased $3.9 million, or 0.6%, to $629.2 million at September 30, 2024 from $625.3 million at December 31, 2023. The increase in deposits reflected an increase in interest-bearing demand deposits of $1.8 million, or 1.8%, to $103.3 million as of September 30, 2024 from $101.5 million at December 31, 2023 due to the increases of $4.5 million, or 5.2%, in checking and savings accounts, offset by a $2.6 million, or 18.1%, decrease in money market accounts. Certificates of deposit increased $505,000, or 0.1%, to $493.8 million at September 30, 2024 from $493.3 million at December 31, 2023. Non-interest bearing deposits increased $1.5 million, or 5.2%, to $32.1 million as of September 30, 2024 from $30.6 million as of December 31, 2023.  The changes reflected customers’ desire for higher-yielding accounts in the higher interest rate environment.

At September 30, 2024, municipal deposits totaled $36.0 million, which represented 5.7% of total deposits, and brokered deposits totaled $101.1 million, which represented 16.1% of deposits. At December 31, 2023, municipal deposits totaled $57.5 million, which represented 9.2% of deposits, and brokered deposits totaled $53.3 million, which represented 8.5% of total deposits. At September 30, 2024, uninsured deposits totaled $64.1 million, comprised of 296 account holders, which represented 10.2% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $34.9 million, or 20.8%, to $202.6 million at September 30, 2024 from $167.7 million at December 31, 2023. Specifically short-term advances increased by $16.0 million while long-term advances increased $18.9 million which is part of our leveraging strategy that will allow the Company to better position itself to take advantage of potential rate cuts. The weighted average rate of borrowings was 4.62% and 4.54% as of September 30, 2024 and December 31, 2023, respectively. Total borrowing capacity at the Federal Home Loan Bank was $297.9 million at September 30, 2024, of which $202.6 million was advanced.

Total Equity. Stockholders’ equity decreased $233,000 to $136.9 million, primarily due to a net loss of $1.2 million and the repurchase of 196,873 shares of stock during the nine months ended September 30, 2024 at a cost of $1.4 million, offset by a decrease in accumulated other comprehensive loss for securities available for sale of $1.6 million and stock compensation of $668,000 for the nine months ended September 30, 2024. At September 30, 2024, the Company’s ratio of average stockholders’ equity-to-average total assets was 14.01%, compared to 15.24% at December 31, 2023.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$10,195	$138	5.39%	$12,764	$168	5.21%
Loans	711,601	8,382	4.69%	710,725	7,981	4.45%
Securities	187,212	1,897	4.05%	138,479	1,008	2.91%
Other interest-earning assets	9,908	203	8.20%	6,620	132	8.04%
Total interest-earning assets	918,916	10,620	4.60%	868,588	9,289	4.25%

Non-interest-earning assets	56,061			54,179
Total assets	$974,977			$922,767
Liabilities and equity:
NOW and money market accounts	$65,767	$329	1.99%	$74,785	$354	1.88%
Savings accounts	44,029	205	1.85%	46,177	214	1.83%
Certificates of deposit (1)	497,251	5,626	4.50%	498,082	4,284	3.41%
Total interest-bearing deposits	607,047	6,160	4.04%	619,044	4,852	3.11%

Federal Home Loan Bank advances (1)	196,885	1,803	3.64%	125,344	1,220	3.86%
Total interest-bearing liabilities	803,932	7,963	3.94%	744,388	6,072	3.24%
Non-interest-bearing deposits	31,679			38,257
Other non-interest-bearing liabilities	2,724			1,727
Total liabilities	838,335			784,372

Total equity	136,642			138,395
Total liabilities and equity	$974,977			$922,767
Net interest income		$2,657			$3,217
Interest rate spread (2)			0.66%			1.01%
Net interest margin (3)			1.15%			1.47%
Average interest-earning assets to average interest-bearing liabilities	114.30%			116.68%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the three months ended September 30, 2024 and 2023, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $498,000 and $115,000 respectively.

(2)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$9,072	$415	6.09%	$11,352	$423	4.98%
Loans	711,697	24,888	4.66%	713,603	23,822	4.46%
Securities	179,818	5,287	3.92%	148,802	3,121	2.80%
Other interest-earning assets	8,903	566	8.48%	6,110	348	7.62%
Total interest-earning assets	909,490	31,156	4.57%	879,867	27,714	4.20%
Non-interest-earning assets	58,221			54,380
Total assets	$967,711			$934,247
Liabilities and equity:
NOW and money market accounts	$67,628	$993	1.96%	$91,781	$1,089	1.59%
Savings accounts	43,824	608	1.85%	49,529	375	1.01%
Certificates of deposit (1)	510,494	16,784	4.39%	498,460	11,314	3.03%
Total interest-bearing deposits	621,946	18,385	3.95%	639,770	12,778	2.67%
Federal Home Loan Bank advances (1)	171,565	4,719	3.67%	110,875	2,900	3.50%
Total interest-bearing liabilities	793,511	23,104	3.89%	750,645	15,678	2.79%
Non-interest-bearing deposits	31,225			38,253
Other non-interest-bearing liabilities	6,154			6,351
Total liabilities	830,890			795,249
Total equity	136,821			138,998
Total liabilities and equity	$967,711			$934,247
Net interest income		$8,052			$12,036
Interest rate spread (2)			0.68%			1.41%
Net interest margin (3)			1.18%			1.82%
Average interest-earning assets to average interest-bearing liabilities	114.62%			117.21%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the nine months ended September 30, 2024 and 2023, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $1.2 million and $254,000 respectively.

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

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to			Compared to
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(66)	$36	$(30)	$(123)	$115	$(8)
Loans receivable	9	392	401	(101)	1,167	1,066
Securities	420	469	889	742	1,424	2,166
Other interest earning assets	68	3	71	175	43	218
Total interest-earning assets	432	899	1,331	692	2,750	3,442

Interest expense:
NOW and money market accounts	(128)	103	(25)	(413)	317	(96)
Savings accounts	(24)	15	(9)	(73)	306	233
Certificates of deposit	(49)	1,391	1,342	279	5,191	5,470
Federal Home Loan Bank advances	1,032	(449)	583	1,667	152	1,819
Total interest-bearing liabilities	830	1,061	1,891	1,461	5,965	7,426
Net decrease in net interest income	$(399)	$(161)	$(560)	$(768)	$(3,216)	$(3,984)

Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

General. Net income decreased by $338,000 to a net loss of $367,000 for the three months ended September 30, 2024 from a net loss of $29,000 for the three months ended September 30, 2023.  This decrease was primarily due to a decrease of $560,000 in net interest income, partially offset by a decrease of $56,000 in non-interest expense, an increase of $128,000 in income tax benefit and a $38,000 increase in non-interest income.

Interest Income. Interest income increased $1.3 million, or 14.3%, from $9.3 million for the three months ended September 30, 2023 to $10.6 million for the three months ended September 30, 2024 primarily due to higher yields on interest-earning assets and an increase in the average balance of securities.

Interest income on cash and cash equivalents decreased $30,000, or 17.9%, to $138,000 for the three months ended September 30, 2024 from $168,000 for the three months ended September 30, 2023 due to a $2.6 million decrease in the average balance to $10.2 million for the three months ended September 30, 2024 from $12.8 million for the three months ended September 30, 2023, reflecting the use of excess cash to purchase securities. The decrease was offset by an 18 basis point increase in the average yield from 5.21% for the three months ended September 30, 2023 to 5.39% for the three months ended September 30, 2024, due to the higher interest rate environment.

Interest income on loans increased $400,000, or 5.0%, to $8.4 million for the three months ended September 30, 2024 compared to $8.0 million for the three months ended September 30, 2023 due primarily to a 24 basis point increase in the average yield from 4.45% for the three months ended September 30, 2023 to 4.69% for the three months ended September 30, 2024, and to a lesser extent, a $876,000 increase in the average balance to $711.6 million for the three months ended September 30, 2024 from $710.7 million for the three months ended September 30, 2023.

Interest income on securities increased $889,000, or 88.2%, to $1.9 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023  primarily due to a $48.7 million increase in the average balance to $187.2 million for the three months ended September 30, 2024 from $138.5 million for the three months ended September 30, 2023, and a 114 basis point increase in the average yield from 2.91% for the three months ended September 30, 2023 to 4.05% for the three months ended September 30, 2024 due to the higher interest rate environment.

Interest Expense. Interest expense increased $1.9 million, or 31.1%, from $6.1 million for the three months ended September 30, 2023 to $8.0 million for the three months ended September 30, 2024 due to higher costs and average balances on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $1.3 million, or 27.0%, to $6.2 million for the three months ended September 30, 2024 from $4.9 million for the three months ended September 30, 2023. The increase was due to a 93 basis point increase in the average cost of deposits to 4.04% for the three months ended September 30, 2024 from 3.11% for the three months ended September 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit.  The average balances of certificates of deposit decreased $831,000 to $497.3 million for the three months ended September 30, 2024 from $498.1 million for the three months ended September 30, 2023. The average balance of savings accounts decreased by $2.1 million during the quarter, while the average balance of NOW and money market accounts decreased $9.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Interest expense on Federal Home Loan Bank advances increased $582,000, or 47.7%, from $1.2 million for the three months ended September 30, 2023 to $1.8 million for the three months ended September 30, 2024. The increase was due to an increase in the average balance of $71.6 million to $196.9 million for the three months ended September 30, 2024.  The increase was offset by a 22 basis point decrease in the average cost of borrowings to 3.64% for the three months ended September 30, 2024 from 3.86% for the three months ended September 30, 2023 due to the new borrowings being at lower rates.

Net Interest Income. Net interest income decreased $560,000, or 17.4%, to $2.7 million for the three months ended September 30, 2024 from $3.2 million for the three months ended September 30, 2023.  The decrease reflected a 35 basis point decrease in our net interest rate spread to 0.66% for the three months ended September 30, 2024 from 1.01% for the three months ended September 30, 2023. Our net interest margin decreased 32 basis points to 1.15% for the three months ended September 30, 2024 from 1.47% for the three months ended September 30, 2023.

Provision for Credit Losses. We did not record a provision for credit losses for the three months ended September 30, 2024 or September 30, 2023 due to the decrease in loans.

Non-Interest Income. Non-interest income increased by $37,000, or 13.0%, to $327,000 for the three months ended September 30, 2024 from $290,000 for the three months ended September 30, 2023.  Bank-owned life insurance income increased $23,000, or 11.7%, due to higher balances during 2024, and gain on sale of loans increased $12,000 compared to no gain on sale of loans for the three months ended September 30, 2023.

Non-Interest Expense. For the three months ended September 30, 2024, non-interest expense decreased $56,000, or 1.5%, over the comparable 2023 period. This was due to a $171,000, or 7.5% reduction in salaries and employee benefits, which decreased due to lower headcount, and a $40,000, or 31.9%, decrease in advertising expenses.  Our FDIC insurance assessment also decreased by $26,000, or 19.8%.  These decreases were offset by an increase in professional fees of $99,000, or 70.6%, due to higher consulting expense related to strategic business planning. Data processing expense also increased $100,000, or 48.8%, due to higher processing costs.

Income Tax Expense. Income tax benefit increased $128,000, or 102.1%, to a benefit of $253,000 for the three months ended September 30, 2024 from a $125,000 benefit for the three months ended September 30, 2023. The decrease was due to $466,000 of lower taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023

General. Net income decreased by $3.1 million, or 168.1%, to a net loss of $1.2 million for the nine months ended September 30, 2024 from net income of $1.8 million for the nine months ended September 30, 2023.  This decrease was primarily due to a decrease of $4.0million in net interest income, partially offset by a decrease of $1.2 million in income tax expense.

Interest Income. Interest income increased $3.4 million, or 12.4%, from $27.7 million for the nine months ended September 30, 2023 to $31.1 million for the nine months ended September 30, 2024 due to higher yields on interest-earning assets and an increase in the average balance of securities, partially offset by a decrease in the average balance of loans and cash and cash equivalents.

Interest income on cash and cash equivalents decreased $8,000, or 1.9%, to $415,000 for the nine months ended September 30, 2024 from $423,000 for the nine months ended September 30, 2023 due to a $2.3 million decrease in the average balance to $9.1 million for the nine months ended September 30, 2024 from $11.4 million for the nine months ended September 30, 2023, reflecting the decrease of liquidity due to increased securities purchases. This decrease was offset by a 111 basis point increase in the average yield from 4.98% for the nine months ended September 30, 2023 to 6.09% for the nine months ended September 30, 2024 due to the higher interest rate environment.

Interest income on loans increased $1.1 million, or 4.5%, to $24.9 million for the nine months ended September 30, 2024 compared to $23.8 million for the nine months ended September 30, 2023 due primarily to a 20 basis point increase in the average yield from 4.46% for the nine months ended September 30, 2023 to 4.66% for the nine months ended September 30, 2024, offset by a $1.9 million decrease in the average balance to $711.7 million for the nine months ended September 30, 2024 from $713.6 million for the nine months ended September 30, 2023.

Interest income on securities increased $2.2 million, or 69.4%, to $5.3 million for the nine months ended September 30, 2024 from $3.1 million for the nine months ended September 30, 2023  primarily due to a 112 basis point increase in the average yield from 2.80% for the nine months ended September 30, 2023 to 3.92% for the nine months ended September 30, 2024, and a $31.0 million increase in the average balance to $179.8 million for the nine months ended September 30, 2024 from $148.8 million for the nine months ended September 30, 2023.

Interest Expense. Interest expense increased $7.4 million, or 47.4%, from $15.7 million for the nine months ended September 30, 2023 to $23.1 million for the nine months ended September 30, 2024, primarily due to higher costs and higher average balances on certificates of deposit and borrowings.

Interest expense on interest-bearing deposits increased $5.6 million, or 43.9%, to $18.4 million for the nine months ended September 30, 2024 from $12.8 million for the nine months ended September 30, 2023. The increase was due to a 128 basis point increase in the average cost of deposits to 3.95% for the nine months ended September 30, 2024 from 2.67% for the nine months ended September 30, 2023. The increase in the average cost of deposits was due to the higher interest rate environment and a change in the composition of the deposit portfolio to a greater concentration of higher-costing certificates of deposit.  The average balances of certificates of deposit increased $12.0 million to $510.5 million for the nine months ended September 30, 2024 from $498.5 million for the nine months ended September 30, 2023 while average NOW and money market accounts and savings accounts decreased $24.2 million and $5.7 million for the nine months ended September 30, 2024, respectively, compared to the nine months ended September 30, 2023.

Interest expense on Federal Home Loan Bank advances increased $1.8 million, or 62.7%, from $2.9 million for the nine months ended September 30, 2023 to $4.7 million for the nine months ended September 30, 2024. The increase was due to an increase in the average balance of $60.7 million to $171.6 million for the nine months ended September 30, 2024.  The increase was also due to an increase in the average cost of borrowings of 17 basis points to 3.67% for the nine months ended September 30, 2024 from 3.50% for the nine months ended September 30, 2023 due to the new borrowings being at higher rates.

Net Interest Income. Net interest income decreased $3.9 million, or 33.1%, to $8.1 million for the nine months ended September 30, 2024 from $12.0 million for the nine months ended September 30, 2023.  The decrease reflected a 73 basis point decrease in our net interest rate spread to 0.68% for the nine months ended September 30, 2024 from 1.41% for the nine months ended September 30, 2023. Our net interest margin decreased 64 basis points to 1.18% for the nine months ended September 30, 2024 from 1.82% for the nine months ended September 30, 2023.

Provision for Credit Losses. We recorded a $70,000 provision for credit losses for the nine months ended September 30, 2024 compared to a $125,000 recovery for credit losses for the nine-month period ended September 30, 2023.  The entire provision during the period was due to a $108,000 provision for held-to-maturity securities due to an increase in corporate securities, which was offset by a $38,000 credit to the provision for loans due to a decrease in the loan portfolio.

Non-Interest Income. Non-interest income increased by $73,000, or 8.5%, to $929,000 for the nine months ended September 30, 2024 from $856,000 for the nine months ended September 30, 2023.  Bank-owned life insurance income increased $74,000, or 12.9%, due to higher balances during 2024.

Non-Interest Expense. For the nine months ended September 30, 2024, non-interest expense increased $163,000, or 1.5%, over the comparable 2023 period. Professional fees increased $270,000, or 65.5% due to higher consulting expense related to strategic business planning. Data processing expense increased $210,000, or 29.3%, due to higher processing costs. These were offset by a $333,000, or 4.9%, reduction in salaries and employee benefit costs, which decreased due to lower headcount.

Income Tax Expense. Income tax expense decreased $1.2 million, or 312.9%, to a benefit of $821,000 for the nine months ended September 30, 2024 from a $386,000 expense for the nine months ended September 30, 2023. The decrease was due to $4.3 million of lower taxable income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of September 30, 2024. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$68,323	$(46,293)	(40.39)%	7.81%	(35.35)%
300 bp	80,478	(34,138)	(29.78)	9.01	(25.41)
200 bp	91,085	(23,531)	(20.53)	10.00	(17.22)
100 bp	102,606	(12,010)	(10.48)	11.04	(8.61)
—	114,616	—	—	12.08	—
(100) bp	126,246	11,630	10.15	13.04	7.95
(200) bp	137,156	22,540	19.67	13.89	14.98
(300) bp	147,064	32,448	28.31	14.63	21.11
(400) bp	157,813	43,197	37.69	15.40	27.48

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

As of September 30, 2024, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(9.27)%
300	(7.06)
200	(4.52)
100	(2.05)
—	—
(100)	(0.78)
(200)	(3.46)
(300)	(7.94)
(400)	(13.32)

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

The preceding simulation analyses do not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels, including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At September 30, 2024, we had the ability to borrow up to $297.9 million, of which $202.7 million was outstanding and $1.2 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2024, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2024, cash and cash equivalents totaled $21.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $108.6 million at September 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2024 totaled $439.7 million, or 69.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At September 30, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of September 30, 2024, the Bank is reporting as a qualifying community bank with a ratio of 13.12%.

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

Item 4.         Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024 were not effective due to the previously reported material weakness described below.

Management's Report on Internal Control Over Financial Reporting

During May 2024, while finalizing the unaudited interim financial statements, it was discovered that the accounting for fair value hedges was completed incorrectly in that instead of adjusting the fair value of loans the accumulated other comprehensive loss was adjusted.  As such, the Company concluded that a material weakness existed in its internal controls over financial reporting. The fair value hedges were purchased in February 2024 and the error was discovered before any financial statements were issued.  Corrections were made to properly reflect the correct accounting treatments of fair value hedges. Consequently, the material weakness did not result in any identified misstatement, and there were no changes to previously issued financial statements.

Remediation Plan for the Material Weakness

In the first quarter of 2024, corrections were made by management to properly account for the fair value hedges, which completely remedied the material weakness.  Management will continue to account for the fair value hedges in accordance with generally accepted accounting principles going forward.

During the three months ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We believe the actions described above were sufficient to remediate the identified material weakness.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At September 30, 2024 we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On April 24, 2024, the Company announced it had received regulatory approval for the repurchase of up to 237,090 shares of its common stock, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The repurchase program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of September 30, 2024, 163,790 shares have been repurchased pursuant to the program at a cost of $1.2 million.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the third quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	17,469	$7.21	17,469	112,298
August 1 - 31, 2024	21,604	7.31	21,604	90,694
September 1 - 30, 2024	17,394	7.54	17,394	73,300
Total	56,467	$7.35	56,467

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: November 13, 2024	/s/ Kevin Pace
Kevin Pace
President, Chief Executive Officer and Director

Date: November 13, 2024	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer