Form 10-K
period 2024-12-31
Bogota Financial Corp.
filed 2025-03-28
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $50.0 million.

As of March 27, 2025 there were 13,059,175 outstanding shares of the registrant’s common stock, of which 8,504,556 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (Part III)

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies and financial condition and results of operation;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●

general economic conditions, either nationally or in our market area, that are worse than expected, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;

●	changes in liquidity, including the size and compositions of our deposit portfolio and the percentage of uninsured deposits;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in the calculation methodology and the estimates of the adequacy of the allowance for credit losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	changes in monetary or fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

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

●	the imposition of tariffs or other domestic or international governmental policies;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

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

Bogota Financial Corp. does not own or lease any property. It employs as officers of Bogota Financial Corp. only persons who are officers of Bogota Savings Bank. However, it uses the support staff of Bogota Savings Bank from time to time. These individuals will not be separately compensated by Bogota Financial Corp. Bogota Financial Corp. may hire additional employees, as appropriate, to the extent it expands its business.

Bogota Financial Corp. is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (the “NJDBI”) and the Federal Reserve Board.

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

Bogota Savings Bank

Founded in 1893, Bogota Savings Bank is a New Jersey-chartered savings bank that operates from seven offices located in Bogota, Hasbrouck Heights, Newark, Oak Ridge, Parsippany, Teaneck and Upper Saddle River, New Jersey and a loan production office in Spring Lake, New Jersey. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate one- to four-family residential real estate loans and commercial real estate and multi-family loans and, to a lesser extent, consumer loans, commercial and industrial loans and construction loans. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations, corporate bonds and mortgage-backed securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts.

At December 31, 2024, we had consolidated total assets of $971.5 million, total deposits of $642.2 million and total equity of $137.3 million. Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.bogotasavingsbank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our branches, including our corporate office, are located in Bergen, Morris and Essex Counties, although we consider our lending area to generally also encompass Monmouth and Ocean Counties in New Jersey and the surrounding areas. Bergen County is the most populous county in New Jersey (out of 21 counties) with a population of approximately 958,000 compared to an estimated population of 851,000 for Essex County, 643,000 for Monmouth County, 659,000 for Ocean County, 514,000 for Morris County and 9.3 million for the entire state as of December 31, 2024 according to U.S. Bureau of Labor Statistics. The economy in our primary market area has benefited from being varied and diverse, with a broad economic base. Bergen, Essex, Monmouth, Ocean and Morris Counties have a median household income of approximately $114,000, $75,000, $118,000, $81,000 and $132,000, respectively, as of December 31, 2024, according to U.S. Bureau of Labor Statistics. The median household income for New Jersey is approximately $101,000 and the median household income is approximately $81,000 for the United States. As of December 2024, the unemployment rate was 3.5% for Bergen County, 5.4% for Essex County, 3.6% for Monmouth County, 4.0% for Ocean County and 3.4% for Morris County, compared to 4.6% for New Jersey and a national rate of 4.0% according to US Bureau of Labor Statistics.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the federal government, such as Treasury bills. Based on FDIC data at June 30, 2024, (the latest date for which information is available), we had 0.86% of the FDIC-insured deposit market share in Bergen County, which was the 19th largest market share among the 43 institutions with offices in the county. Based on FDIC data at June 30, 2024, we had 0.06% of the FDIC-insured deposit market share in Essex County, which was the 30th largest market share among the 30 institutions with offices in the county. Based on FDIC data at June 30, 2024, we had 0.14% of the FDIC-insured deposit market share in Morris County, which was the 24th largest market share among the 29 institutions with offices in the county. Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in the markets that we serve.

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

Lending Activities

Historically, our lending activities have emphasized one- to four-family residential real estate loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial and multi-family real estate loans and, to a much lesser extent, commercial and industrial loans and construction loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial and multi-family real estate lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, providing timely responses on loan applications, and by offering competitive pricing.

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2024
	Residential Real Estate	Commercial Real Estate	Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$7,803	$30	$280	$11,856	$3,026	$81	$23,076
More than one year through five years	15,083	26,479	6,000	25,878	3,020	-	76,460
More than five years through fifteen years	64,806	62,720	42,238	5,201	118	-	175,083
More than fifteen years	385,055	28,780	25,634	249	—	-	439,718
Total	$472,747	$118,009	$74,152	$43,184	$6,164	$81	$714,337

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$310,774	$154,170	$464,944
Commercial real estate loans	33,205	84,774	117,979
Multi-family real estate loans	4,999	68,873	73,872
Construction loans	-	31,328	31,328
Commercial and industrial loans	2,884	254	3,138
Consumer loans	-	-	-
Total	$351,862	$339,399	$691,261

Residential Real Estate Loans.Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower, as well as home equity loans and lines of credit. At December 31, 2024, one- to four-family residential real estate loans totaled $472.7 million, or 66.2% of our total loan portfolio, and consisted of $318.5 million of fixed-rate loans and $154.2 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area.

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

Commercial and Multi-Family Real Estate Loans. At December 31, 2024, we had $192.2 million in commercial and multi-family real estate loans, representing 26.9% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2024, commercial real estate loans totaled $118.0 million, of which $30.7 million was owner-occupied real estate and $87.3 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers. Our commercial real estate loans are offered with fixed or adjustable interest rates. Interest rates on our adjustable-rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us. At December 31, 2024, our largest commercial real estate loan totaled $8.6 million and was secured by a shopping mall located in our primary market area. At December 31, 2024, this loan was performing in accordance with its original terms.

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

At December 31, 2024, multi-family real estate loans totaled $74.2 million representing 10.4% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with fixed or adjustable interest rates with terms and amortization periods generally of up to 25 years. Interest rates on our adjustable-rate multi-family real estate loans are generally indexed to the Federal Home Loan Bank advance rate, plus a margin. At December 31, 2024, our largest multi-family real estate loan had an outstanding balance of $7.4 million and was secured by an apartment building located in our primary market area. At December 31, 2024, this loan was performing according to its original terms.

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

Consumer Loans. We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of consumer lines of credit. At December 31, 2024, consumer loans totaled $81,000, representing less than 1.0% of our total loan portfolio.

The procedures for underwriting consumer loans include assessing the applicant’s payment history on other indebtedness and the applicant’s ability to meet existing obligations and payments on the proposed loan. The applicant’s creditworthiness is a primary consideration in the underwriting process.

Construction Loans. We also originate loans to finance the construction of one- to four-family residential properties and for the acquisition of land. At December 31, 2024, residential construction loans totaled $249,000, or less than 1.0% of our total loan portfolio. These loans are secured by properties located in our primary market area.

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

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. At December 31, 2024, we had commercial construction loans that totaled $42.9 million, or 6.01% of our total loan portfolio. These loans were secured by land and existing buildings located in our primary market area. At December 31, 2024, we had one non-performing construction loan, which is being actively managed by the Company totaling $10.9 million and is considered well-secured with a loan-to-value of 41% based on an appraisal performed in November 2024. We did not record any specific reserve, or charge-offs for this loan.

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

Commercial and Industrial Loans. We offer commercial loans and adjustable-rate lines of credit up to $500,000 to small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2024, commercial and industrial loans totaled $6.2 million, or 0.9% of total loans.

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

For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended December 31, 2024 and 2023, we purchased for our portfolio $23.9 million and $15.2 million, respectively, of loans from these mortgage brokers. As part of purchasing the loans, we typically, but not always, acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed- and adjustable rate one- to four-family real estate loans, with maturities up to 30 years. During the year ended December 31, 2024, we purchased three loans totaling $2.7 million from correspondent banks.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $15.2 million, all of which were commercial or multi-family real estate loans. All such loans were performing according to their original terms at December 31, 2024.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2024, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $19.4 million.  At December 31, 2024, our largest loan relationship with a single borrower was for $16.2 million, which consisted of four loans secured by various commercial real estate and multi-family properties in our primary market area. The underlying loans were performing in accordance with their terms on that date.

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

	At or for the Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Gross loans	$714,337	$717,475
Net loans	711,716	714,689
Average loans	713,138	713,799
Non-accrual loans	13,963	12,776
Allowance at beginning of year	2,786	2,861
Recovery for credit losses	(148)	(125)
Recovery for off-balance sheet commitments	(17)	—

Charge offs:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net recoveries	—	—

Allowance for credit losses at end of period	$2,621	$2,786

Allowance for credit losses to non-accrual loans at end of period	18.77%	21.81%
Allowance for credit losses to total loans outstanding at end of period	0.37%	0.39%
Non-accrual loans to total loans	1.95%	1.78%
Net recoveries to average loans outstanding during period	—%	—%
Net recoveries to average residential real estate loans outstanding during period	—%	—%
Net recoveries to average commercial and multi-family real estate loans outstanding during period	—%	—%
Net recoveries to average construction loans outstanding during period	—%	—%
Net recoveries to average commercial and industrial loans outstanding during period	—%	—%
Net recoveries to average consumer loans outstanding during period	—%	—%

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

	At December 31,
	2024			2023
	Allowance for Credit Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$1,681	64.14%	66.19%	$1,852	66.47%	67.75%
Commercial real estate loans	508	19.38	16.52	437	15.69	13.91
Multi-family real estate loans	289	11.03	10.38	317	11.38	10.54
Construction loans	123	4.69	6.05	158	5.67	6.87
Commercial and industrial loans	20	0.76	0.86	22	0.79	0.93
Consumer loans	—	—	—	—	—	—
Total	$2,621	100.00%	100.00%	$2,786	100.00%	100.00%

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2024 are summarized in the following table. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less	More than One Year through Five Years	More than Five Years through Ten Years	More than Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Fair Value	Weighted Average Yield

Securities available for sale:
U.S. government and agency obligations	2.23%	2.00%	—%	—%	$12,793	2.18%
Corporate bonds	6.00	5.93	6.41	7.21	38,230	6.38
Municipal securities	—	—	—	2.28	398	2.28
Mortgage-backed securities – residential	—	2.81	6.32	4.75	74,553	4.80
Mortgage-backed securities – commercial	2.29	5.07	2.65	2.36	14,334	2.63
Total	2.34%	4.95%	5.78%	4.66%	$140,308	4.74%

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. At December 31, 2024, municipal deposits totaled $30.7 million, which represented 4.8% of total deposits.

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

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2024, we had $101.6 million of brokered deposits (64 accounts), which represented 15.8% of total deposits and 74.0% of total capital at December 31, 2024 with such funds having a weighted average remaining term to maturity of seven months. This compares to $53.3 million of brokered deposits (63 accounts), which represented 8.5% of total deposits and 38.9% of total capital at December 31, 2023 with such funds having a weighted average remaining term to maturity of 13 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

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

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2024			2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate

Noninterest bearing demand accounts	$32,681,963	5.09%	—%	$30,554,842	4.89%	—%
NOW accounts	55,378,051	8.62	2.53	41,320,723	6.61	1.90
Money market accounts	13,996,460	2.18	0.58	14,641,846	2.34	0.30
Savings accounts	46,851,793	7.30	1.90	45,554,964	7.28	1.76
Certificates of deposit	493,279,775	76.81	4.37	493,274,767	78.88	4.00
Total	$642,188,042	100.00%	3.73%	$625,347,142	100.00%	3.42%

As of December 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) for checking accounts (noninterest bearing demand accounts, NOW accounts and money market accounts), savings accounts and certificates of deposit was $11.0 million, $2.1 million and $31.6, million respectively. As of December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $42.1 million, $8.3 million and $135.1 million respectively. The amount of uninsured deposits is estimated on a per account basis, actual uninsured deposits may vary when accounts are combined to a single owner. The following table sets forth the maturity of the portion of our certificate of deposit that are in excess of the Federal Deposit Insurance Corporation insurance limit as of December 31, 2024.

At December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$15,140
Over three through six months	8,094
Over six through twelve months	5,356
Over twelve months	2,981
Total	$31,571

Employees and Human Capital Resources

As of December 31, 2024, we had 62 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through annual performance reviews and conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business and for seminars, conferences, and other training events employees attend in connection with their job duties.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2024, 40% of our current staff had been with us for five years or more.

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

Regulation and Supervision

General

As a New Jersey-chartered savings bank, Bogota Savings Bank is subject to comprehensive regulation by the NJDBI, as its chartering authority, and by the Federal Deposit Insurance Corporation as its primary federal prudential regulator. Bogota Savings Bank is a member of the Federal Home Loan Bank of New York and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. Bogota Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the NJDBI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a New Jersey-chartered mutual holding company and a bank holding company, Bogota Financial, MHC is regulated and subject to examination by the NJDBI and the Federal Reserve Board. As a bank holding company, Bogota Financial Corp. is also required to comply with the rules and regulations of the Federal Reserve Board and the NJDBI. Both Bogota Financial, MHC and Bogota Financial Corp. are required to file certain reports with the Federal Reserve Board and the NJDBI and are subject to examination by, and the enforcement authority of, the Federal Reserve Board and the NJDBI. Bogota Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Bogota Savings Bank currently complies with applicable state loans-to-one-borrower limitations.

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

Common equity tier 1 capital, tier 1 capital, total capital, risk weighted assets, and average assets are defined in the Basel III rules and applicable federal regulation. The Bogota Savings Bank opted to exclude accumulated other comprehensive income components from common equity tier 1 and total regulatory capital. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the Federal Deposit Insurance Corporation that, if undertaken, could have a direct material effect on Bogota Savings Bank.

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

Bogota Savings Bank elected to use the CBLR framework as of December 31, 2023. Bogota Savings Bank’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of Bogota Savings Bank at December 31, 2024 was 13.34%; see Note 14 for more information.

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

In addition, the Federal Deposit Insurance Corporation is authorized to permit state-chartered savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has, starting in 2022, a CBLR ratio of 9.0% or greater, or if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. At December 31, 2024, Bogota Savings Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

As noted above, federal legislation has modified the Basel III requirements for qualifying banks with less than $10.0 billion in assets who elect to follow the CBLR framework.

Transactions with Affiliates and Federal Reserve Regulation W. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to Bogota Savings Bank through Section 18(j) of the Federal Deposit Insurance Act, prohibit a bank and its subsidiaries from engaging in a “covered transaction” if the aggregate amount of covered transactions outstanding with the affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus, or if the aggregate amount of covered transactions outstanding with all affiliates, including the proposed transaction, would exceed an amount equal to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act and Regulation W apply to “covered transactions” as well as to certain other transactions, including the provision of services and selling of assets to an affiliate, and require that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the institution or its subsidiary as those prevailing at the time for comparable transactions with or involving a non-affiliate.

Loans to Insiders and Federal Reserve Regulation O. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests) as well as loans to insiders of its affiliates and to such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, as made applicable to Bogota Savings Bank through Section 18(j) of the Federal Deposit Insurance Act and Federal Deposit Insurance Corporation regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Bogota Savings Bank. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and unimpaired surplus. Generally, loans to insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders. See Note 5 for more information. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus.

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

Federal Insurance of Deposit Accounts. Bogota Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Bogota Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor per account ownership category. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of Bogota Savings Bank’s deposit insurance, see Note 8 for more information.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” as implemented by the Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA currently requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Bogota Savings Bank’s most recent Federal Deposit Insurance Corporation CRA rating in August 2023 was “Satisfactory.” On October 24, 2023, the Federal Deposit Insurance Corporation and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.”  The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. Under the revised regulations, the applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements under the revised regulations will be applicable on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations' implementation dates day-for-day for each day the injunction is in place.

Consumer Protection and Fair Lending Regulations. Bogota Savings Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of enforcement actions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, prohibit unfair and deceptive acts and practices against consumers. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Federal Deposit Insurance Corporation and state attorneys general.

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Bogota Savings Bank was in compliance with this requirement at December 31, 2024.

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

Dividends and Stock Repurchases. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well capitalized bank holding companies that meet certain other conditions.

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

Acquisition. Federal laws and regulations and the New Jersey Banking Act provide that no person may acquire control of a bank holding company, such as Bogota Financial Corp., without the prior non-objection or approval of the Federal Reserve Board and the NJDBI. Control, as defined under the Change in Bank Control Act and applicable federal regulations, means the power, directly or indirectly, to direct the management or policies of a company, or the ownership, control of or the power to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Bogota Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates). We expect to lose our status as an emerging growth company effective December 31, 2025, which is the end of the fifth year after the date of the first sale of Bogota Financial Corp.'s common stock.

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

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. See Note 10 in the Notes to consolidated financial statements that appear in this Annual Report on Form 10-K for additional information. At December 31, 2024, Bogota Savings Bank had net operating loss carryovers assumed from the Gibraltar merger and incurred in 2024 totaling $3.2 million.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2024, Bogota Savings Bank had $2.4 million of capital loss carryovers that expire in five years.

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

At December 31, 2024, approximately $708.1 million, or 99.1% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Essex, Monmouth, Morris and Ocean Counties in New Jersey. Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans. Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth.

Our strategy emphasis on commercial and multi-family real estate loans may expose us to increased lending risks.

At December 31, 2024, $192.2 million, or 26.9% of our loan portfolio, consisted of commercial and multi-family real estate loans. We are committed to increasing this type of lending. However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and multi-family real estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property. Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties. Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2024, $87.3 million, or 12.2% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. At December 31, 2024, $1.2 million, or 1.02% of these loans were past due. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

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

As of December 31, 2024, the Company’s loan portfolio included loans to: (i) lessors of office buildings of $25.1 million, or 3.5% of total loans; and (ii) borrowers in the retail industry of $63.8 million, or 8.9% of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our commercial real estate loan portfolio.  Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

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

At December 31, 2024, the Company maintained a debt securities portfolio of $140.3 million, all of which was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive loss. During the year ended December 31, 2024, we booked other comprehensive gains of $2.6 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio and had total accumulated other comprehensive loss of $3.6 million. Changes in the estimated fair value of this portfolio will result in a proportional changes in reported stockholders’ equity, as well as book value per common share. These changes will occur even though the securities are not sold.

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

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in agriculture, manufacturing, and retail—may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Interruption of our customers' supply chains could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us.  In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all.

A deterioration in economic conditions could reduce demand for our products and services and/or result in a decrease in our asset quality, which could have an adverse effect on our results of operations.

A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could negatively affect our financial results and our banking operations. Economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decrease;

●	loan delinquencies, problem assets and foreclosures may increase;

●	our allowance for credit losses may increase;

●	the value of our securities portfolio may decrease; and/or

●	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Risks Related to Our Funding

Our inability to generate core deposits could have an adverse effect on our net interest margin and profitability or may cause us to rely more heavily on wholesale funding strategies for liquidity needs.

Certificates of deposit comprised $493.3 million or 76.8% of our total deposits at December 31, 2024. Certificates of deposit due within one year of December 31, 2024 totaled $450.1 million, or 70.1% of total deposits. This included $80.2 million of brokered deposits, which represented 12.5% of total deposits. While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also make it difficult for us to obtain reasonably priced deposits. If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability, or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

Our inability to generate core deposits could have an adverse effect on our net interest margin and profitability or may cause us to rely more heavily on wholesale funding strategies for liquidity needs.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits, we may lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on interest rates paid on deposits and on the acceptance of brokered deposits. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

Other primary sources of funds consist of cash flows from operations and sales of investment securities and borrowings from the FHLB of New York and the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity is also affected by a decrease in the sale of mortgage loans as a result of our decision to retain more mortgage loans in the portfolio, higher market interest rates negatively impacting originations, a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

At December 31, 2024, the Bank had approximately $211.3 million in available liquidity, including $52.2 million in cash, $105.1 million in secured borrowing capacity at the FHLB, and $54.0 million in unsecured lines of credit. This available liquidity is 474.0% the uninsured and unsecured deposit balance of $44.6 million.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

If our banking deposits that we receive from municipalities were lost within a short period of time, it could negatively impact our liquidity and earnings.

As of December 31, 2024, we held $30.7 million of deposits from municipalities in our primary market area in New Jersey. These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

Our assets increased $32.2 million, or 3.4%, from $939.3 million at December 31, 2023 to $971.5 million at December 31, 2024, primarily due to increases in cash and cash equivalents and right of use assets connected with new leases signed as part of the Bank's sale leaseback transaction which was completed in the 4th quarter of 2024.  The increases were offset by decreases in loans and investments. Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations. Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

Acquisitions may disrupt our business and dilute shareholder value.

Our business strategy includes pursuing acquisition opportunities. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services. Acquiring other banks may have an adverse effect on our financial results and may involve various other risks, including, among other things: difficulty in estimating the value of the target institution; payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term; potential exposure to unknown or contingent tax or other liabilities; exposure to potential asset quality problems; difficulty and expense of integrating the operations and personnel of the target institution; risk that the acquired business will not perform according to management’s expectations because of our inability to realize projected revenue increases, cost savings, improved geographic or product presence, or other projected benefits; potential disruptions to our business; potential diversion of management's time and attention; and the possible loss of key employees and customers of the target institution.

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

The fiscal, monetary and regulatory policies of the federal government and its agencies could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. Their use also affects interest rates charged on loans or paid on deposits.  The Federal Reserve Board’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures.  Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve Board and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios. The minimum capital requirements, including a “capital conservation buffer” of 2.5%, result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, repurchasing its stock, and paying discretionary bonuses, if its capital levels fall below the buffer amount.

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

The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, raise capital and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of additional liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.

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

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and we expect that will cease to be an emerging growth company effective December 31, 2025, which is the end of the fifth year after the date of the first sale of our common stock. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We are a smaller reporting company and, even if we no longer qualify as an emerging growth company, any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

In addition to qualifying as an emerging growth company, we qualify as a “smaller reporting company” under the federal securities laws. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not available to companies that are not smaller reporting companies, including, but not limited to, reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Our information security program is managed through a dynamic enterprise-wide cybersecurity strategy, policies, standards, architecture, and processes. The Bank relies upon a formalized internal Information and Cybersecurity Program (the "Program”) to safeguard confidential information, maintain the confidentiality of our customers’ data and to ensure the integrity of financial transactions. The Program is approved by the Bank’s Board of Directors or a committee thereof annually, and is designed to identify reasonably foreseeable internal and external threats, assess the likelihood and potential damage these threats could cause, and assess the appropriateness of policies, standards and procedures used to identify and mitigate risks associated with a material cybersecurity incident. The Program has been designed to align with industry best practices, as well as regulatory guidelines and laws and leverages the National Institute of Standards and Technology Cybersecurity framework (“NIST CSF”) as its baseline. We are dedicated to cybersecurity and maintaining the trust and confidence of our customers and stockholders.

Additionally, we maintain an Incident Response Plan that provides established procedures for timely reporting and escalation of significant cybersecurity incidents. Our commitment involves promptly notifying regulatory authorities, customers, and other stakeholders in the event of any material cyber incidents that may impact our operations or the security of sensitive information. The Incident Response Plan is coordinated through the Vice President of Information Technology (“VP of IT”) and key members of executive management who are responsible for escalation as part of the Plan.

We use a layered defense management approach to managing cybersecurity. The Bank’s cybersecurity operations function is headed by the VP of IT who is responsible for managing information security risks by developing and implementing information security strategies, architecture, and procedures and acts as the first line of defense. The VP of IT oversees a team of internal and external security professionals in safeguarding our critical data, systems, and assets against threats, breaches, and attacks. The VP of IT is also responsible for ensuring the confidentiality, integrity, and availability of information assets.

The information security program, policies, and standards are managed by the Bank's Information Security Officer (the "ISO"), who leads the enterprise wide technology risk management function. The ISO acts as the second line of defense and provides risk oversight for the Bank’s technology operating infrastructure and operations. The ISO manages testing of technology controls, technology risk assessments, risk reporting, information security third-party due diligence, monitoring the implementation of risk mitigation actions, and tracking their effectiveness over time. The Bank's internal auditors and Board of Directors act as the third line of defense, providing the independent assurance function.

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

As part of our governance structure, the Board of Directors, Chief Executive Officer and VP of IT play an active role in overseeing our cybersecurity program. Regular briefings on cyber risk management and incident response activities are conducted, ensuring a high level of governance and accountability in addressing cybersecurity concerns. The Bank and its vendors provide periodic reports to our Board of Directors, or committee thereof, as well as to our senior management team as appropriate. These reports include updates on the Bank’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

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

ITEM 2. Properties

As of December 31, 2024, the net book value of our land, building and equipment was $4.6 million. The following table sets forth information regarding our offices as of December 31, 2024:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road
Teaneck, NJ 07666	Owned	2004	$1,887

60 East Main Street
Bogota, NJ 07603	Leased	2024	$11

181 Boulevard
Hasbrouck Heights, NJ 07604	Leased	2024	$233

1719 Route 10 East
Parsippany, NJ 07054	Leased	2021	$66

5527 Berkshire Valley Road
Oak Ridge, NJ 07438	Owned	2021	$421

1039 South Orange Road
Newark, NJ 07106	Leased	2024	$28

558 E Crescent Avenue
Upper Saddle River, NJ 07458	Leased	2023	$439

Other Offices:

510 Warren Ave
Spring Lake, NJ 07762	Leased	2021	$6
(used as a loan production office)

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business. At December 31, 2024, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. is listed on The NASDAQ Capital Market under the symbol “BSBK”. At March 27, 2025, Bogota Financial Corp. had approximately 595 stockholders of record.

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

There were no sales of unregistered securities during the quarter ended December 31, 2024.

On April 24, 2024, the Company announced it had received regulatory approval for the repurchase of up to 237,090 shares of its common stock, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The repurchase program does not have a scheduled expiration date and the Board of Directors may suspend or discontinue the program at any time. As of December 31, 2024, 188,047 shares have been repurchased pursuant to the program at a cost of $1.4 million.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program during the fourth quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	9,262	$8.03	9,262	64,038
November 1 - 30, 2024	1,863	8.00	1,863	62,175
December 1 - 31, 2024	13,132	7.90	13,132	49,043
Total	24,257	$7.96	24,257

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

The Company also incorporates a one-year reasonable and supportable loss forecast period to account for the effect of forecasted economic conditions and other factors on the performance of the portfolio, which could differ from historical loss experience. The Company performs a quarterly asset quality review, which includes a review of forecasted gross charge-offs and recoveries, non-performing assets, criticized loans and leases, and risk rating migration. The asset quality review is reviewed by management and the results are used to consider a qualitative overlay to the quantitative baseline. After the one-year reasonable and supportable loss forecast period, this overlay adjustment assumes an immediate reversion to historical loss rates for the remaining loan life period.

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach discussed above for the quantitative baseline, and include non-accrual loans, and other loans as deemed appropriate by management.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate, including: residential properties; commercial properties, such as apartments, retail centers, office buildings, and lodging; agriculture land; and vacant land.

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of operations. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserves.

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

Professional fees include legal, accounting, auditing, risk management, financial printing, transfer agent and payroll processing expenses.

Directors' fees consist of the fees we pay to our directors for their service on our board of directors, as well as the costs associated with the directors’ retirement plan and grants to directors under our equity incentive plan.

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

Business Strategy

Our business strategy is to operate as a well capitalized and profitable community bank dedicated to providing personal service to individuals and businesses. We believe that we have a competitive advantage in the markets we serve because of our over 130-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. We believe we can distinguish ourselves by maintaining the culture of a local community bank. The following are the key elements of our business strategy:

Continue to focus on residential real estate lending. We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area. As of December 31, 2024, $472.7 million, or 66.2% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending. We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average terms of our loans. We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area. Our commercial real estate and multi-family loan portfolio increased to $192.2 million, or 26.9% of total loans, at December 31, 2024, from $175.4 million, or 24.5% of total loans, at December 31, 2023.

Increase lower-cost core deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services. At December 31, 2024, core deposits increased to 24.8% of our total deposits compared to 21.1% of our total deposits at December 31, 2023 due to customers moving funds out of certificates of deposits as interest rates have begun to decrease.

Grow through opportunistic bank or branch acquisitions or formations. We opened a new branch in Upper Saddle River during the second quarter of 2024, in which deposits have continued to grow throughout the year. We will consider acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to expand into contiguous markets. Our capital position affords us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as renegotiating key third-party contracts and reducing other operating expenses. Our overhead ratio, defined as non-interest expense to average total assets, was 1.50% for the year ended December 31, 2024 compared to 1.69% for the year ended December 31, 2023. To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting. We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2024, non-performing assets totaled $14.0 million, which represented 1.44% of total assets. Included in this amount was one construction loan, which is being actively managed by the Company totaling $10.9 million and is considered well-secured with a loan-to-value of 41% based on an appraisal performed in November 2024. We did not record any specific reserve, or charge-offs for this loan. At December 31, 2023, there were $12.8 million of non-performing assets, which represented 1.36% of total assets.

Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, income and expenses and disclosure of contingent assets and liabilities. We consider the accounting estimate discussed below to be a critical accounting estimate, which is presented in the notes to the consolidated financial statements. The estimates and assumptions that we use are based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The following represents our critical accounting estimate:

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

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific collateral-dependent loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance. Management reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs an evaluation of the adequacy of the allowance for credit losses at least quarterly. We consider a variety of factors in establishing this estimate including current economic and forecasted conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has pooled and individual components. The individual component relates to loans that do not share similar risk characteristics with the remaining loans in the pools that are collectively evaluated. For such loans that are also collateral-dependent, an allowance is generally established when the collateral value, less costs to sell as appropriate, of the loan is lower than the carrying value of that loan. The general component covers non-classified loans that share similar risk characteristics and is based on the weighted average remaining maturity method for determining loss factors and historical loss experience adjusted for qualitative factors.

Actual credit losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results. See "Overview - Provision for Credit Losses" or Note 1 to the Notes to the consolidated financial statements for a complete discussion of the allowance for loan losses.

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

	For the Years Ended December 31,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$10,197	$606	5.94%	$10,868	$568	5.23%
Loans	713,138	33,412	4.69	713,799	32,046	4.49
Securities	178,684	6,939	3.88	144,880	4,162	2.87
Other interest-earning assets	9,106	793	8.71	6,389	504	7.90
Total interest-earning assets	911,125	41,750	4.58	875,936	37,280	4.26
Non-interest-earning assets	59,511			54,925
Total assets	$970,636			$930,861

Liabilities and Equity:
NOW and money market accounts	$67,561	1,359	2.01	$85,663	1,399	1.63
Savings accounts	43,975	821	1.87	48,351	580	1.20
Certificates of deposit	508,327	22,405	4.41	498,129	16,045	3.22
Total interest-bearing deposits	619,863	24,585	3.97	632,143	18,024	2.85

Federal Home Loan Bank advances (1)	175,997	6,614	3.76	116,816	4,283	3.67
Total interest-bearing liabilities	795,860	31,199	3.92	748,959	22,307	2.98
Non-interest-bearing deposits	31,572			38,636
Other non-interest-bearing liabilities	6,303			4,627
Total liabilities	833,735			792,222
Total equity	136,901			138,639
Total liabilities and equity	$970,636			$930,861
Net interest income		$10,551			$14,973
Interest rate spread (2)			0.66%			1.28%
Net interest margin (3)			1.16%			1.71%
Average interest-earning assets to average interest-bearing liabilities		114.48%			116.95%

(1)

Cash flow hedges are used to manage interest rate risk. During the  twelve months ended December 31, 2024 and 2023, the net effect on interest expense on Federal Home Loan Bank advances was a reduced expense of $1.5 million and $364,000, respectively.

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

	Year Ended December 31, 2024 vs 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$(37)	$75	$38
Loans receivable	(30)	1,396	1,366
Securities	1,107	1,670	2,777
Other interest-earning assets	232	57	289
Total interest-earning assets	1,272	3,198	4,470

Interest expense:
NOW and money market accounts	(328)	288	(40)
Savings accounts	(57)	298	241
Certificate of deposit	335	6,025	6,360
Federal Home Loan Bank advances	2,221	110	2,331
Total interest-bearing liabilities	2,171	6,721	8,892

Net decrease in net interest income	$(899)	$(3,523)	$(4,422)

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets increased $32.2 million, or 3.4%, to $971.5 million at December 31, 2024 from $939.3 million at December 31, 2023. The increase was primarily due to $27.3 million increase in cash and cash equivalents and a $10.8 million increase in right of use assets related to leases that were signed as part of the sale-leaseback transaction that was completed during the fourth quarter of 2024. These increases were partially offset by a $3.0 million decrease in net loans and a $3.0 million decrease in net premises and equipment.

Cash and Cash Equivalents. Total cash and cash equivalents increased $27.3 million, or 109.5%, to $52.2 million at December 31, 2024 from $24.9 million at December 31, 2023. This increase was primarily due to loan payments received, proceeds from sales and maturities of securities, additional borrowings and an increase in deposits.

Investment Securities. Total securities available for sale increased $71.4 million, or 103.7%, to $140.3 million at December 31, 2024 from $68.9 million at December 31, 2023. In the fourth quarter of 2024, the Bank sold approximately $66.0 million in amortized cost ($57.1 million in market value) of available-for-sale and held-to-maturity securities with a weighted average life of approximately 5.5 years and a weighted average yield of 1.89% resulting in a pre-tax loss of $8.9 million. $32.7 million of the proceeds from the securities sales were reinvested into securities yielding approximately 5.60% and a weighted average life of approximately 29.6 years. As a result of the sales, the Bank removed the held-to-maturity designation on any remaining held-to-maturity securities. At December 31, 2023, held to maturity securities totaled $72.7 million.

Net Loans. Net loans decreased $3.0 million, or 0.4%, to $711.7 million at December 31, 2024 from $714.7 million at December 31, 2023 due to $90.1 million in repayments, partially offset by new originations of approximately $60.5 million and loan purchases of approximately $26.6 million. Due to the interest rate environment, we have seen a decrease in demand for residential and construction loans, which have been the primary drivers of our loan growth in recent periods.

The decrease in net loans reflected a $13.4 million, or 2.7%, decrease in one- to four-family residential real estate loans and home equity lines of credit to $472.7 million at December 31, 2024 from $486.1 million at December 31, 2023, and a decrease of $6.1 million, or 12.4%, in construction loans to $43.2 million at December 31, 2024 from $49.3 million at December 31, 2023 offset by an increase of $16.7 million, or 9.5%, increase in commercial and multi-family real estate loans to $192.1 million at December 31, 2024 from $175.4 million at December 31, 2023. As of December 31, 2024, the Bank had no loans held for sale.

Bank-Owned Life Insurance. Bank-owned life insurance increased $872,000, or 2.8%, to $31.9 million at December 31, 2024 from $31.0 million at December 31, 2023 due to an increase in the cash surrender value. The was no new bank-owned life insurance purchased in 2024.

Deposits. Total deposits increased $16.8 million, or 2.7%, to $642.1 million at December 31, 2024 from $625.3 million at December 31, 2023. The increase in deposits reflected increases in NOW, money market and savings accounts, which increased by $14.7 million from $101.5 million at December 31, 2023 to $116.2 million at December 31, 2024, and an increase in noninterest bearing deposits, which increased by $2.1 million from $30.6 million at December 31, 2023 to $32.7 million at December 31, 2024.

At December 31, 2024, municipal deposits totaled $30.7 million, which represented 4.8% of total deposits, and brokered deposits totaled $101.6 million, which represented 15.8% of total deposits. At December 31, 2023, municipal deposits totaled $48.0 million, which represented 7.7% of total deposits, and brokered deposits totaled $53.5 million, which represented 8.5% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $4.5 million, or 2.7%, to $172.2 million at December 31, 2024 from $167.7 million at December 31, 2023, due to proceeds of $57.8 million from short-term advances, offset by a decrease of $53.4 million in long-term advances. The weighted average rate paid on borrowings was 4.49% and 4.54% as of December 31, 2024 and December 31, 2023, respectively. The Company uses cash flow hedges are used to manage interest rate risk.  At December 31, 2024, the Company had five interest rate swaps with a notional amount of $65.0 million hedging on certain short-term FHLB advances.

Total Equity. Stockholders’ equity increased $116,000, or 0.1%, to $137.3 million, due to a reduction in the accumulated other comprehensive loss on the securities portfolio of $2.9 million, offset by a net loss of $2.2 million and the repurchase of 221,130 shares of stock at a cost of $1.7 million. At December 31, 2024, the Company’s ratio of average stockholders’ equity-to-total assets was 14.10%, compared to 15.24% at December 31, 2023.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. Net income decreased by $2.8 million, or 437.8%, to a net loss of $2.2 million for the twelve months ended December 31, 2024 from net income of $643,000 for the twelve months ended December 31, 2023. This decrease was primarily due to a decrease of $4.4 million in net interest income, offset by a decrease of $1.2 million in non-interest expense, an increase of $209,000 increase in non-interest income and a $209,000 increase in income tax benefit.

Interest Income. Interest income increased $4.4million, or 12.0%, from $37.3 million for the twelve months ended December 31, 2023 to $41.7 million for the twelve months ended December 31, 2024 due to increases in the average balances of and higher yields on interest-earning assets.

Interest income on cash and cash equivalents increased $38,000, or 6.7%, to $606,000 for the twelve months ended December 31, 2024 from $568,000 for the twelve months ended December 31, 2023 due a 71 basis point increase in the average yield from 5.23% for the twelve months ended December 31, 2023 to 5.94% for the twelve months ended December 31, 2024 due to the higher interest rate environment for most of 2024. This was offset by a $671,000 decrease in the average balance to $10.2 million for the twelve months ended December 31, 2024 from $10.9 million for the twelve months ended December 31, 2023, reflecting the use of excess liquidity primarily to fund securities purchases.

Interest income on loans increased $1.4 million, or 4.3%, to $33.4 million for the twelve months ended December 31, 2024 compared to $32.0 million for the twelve months ended December 31, 2023 due primarily to a 20 basis point increase in the average yield from 4.49% for the twelve months ended December 31, 2023 to 4.69% for the twelve months ended December 31, 2024. The increase was offset by a $661,000 decrease in the average balance to $713.1 million for the twelve months ended December 31, 2024 from $713.8 million for the twelve months ended December 31, 2024.

Interest income on securities increased $2.7 million, or 66.7%, to $6.9 million for the twelve months ended December 31, 2024 from $4.2 million for the twelve months ended December 31, 2023 due to a 101 basis point increase in the average yield from 2.87% for the twelve months ended December 31, 2023 to 3.88% for the twelve months ended December 31, 2024, and by a $33.8 million increase in the average balance of securities to $178.7 million for the twelve months ended December 31, 2024 from $144.9 million for the twelve months ended December 31, 2023.

Interest Expense. Interest expense increased $8.9 million, or 39.9%, from $22.3 million for the twelve months ended December 31, 2023 to $31.2 million for the twelve months ended December 31, 2024 due to increases in the average balance of and higher costs on interest-bearing liabilities. At December 31, 2024, cash flow hedges used to manage interest rate risk had a notional value of $65.0 million, while fair value hedges totaled $60.0 million in notional value. During the twelve months ended December 31, 2024, the use of the cash flow hedges reduced the interest expense on the Federal Home Loan Bank advances by $1.5 million.

Interest expense on interest-bearing deposits increased $6.6 million, or 36.4%, to $24.6 million for the twelve months ended December 31, 2024 from $18.0 million for the twelve months ended December 31, 2023. The increase was due to a 112 basis point increase in the average cost of interest-bearing deposits to 3.97% for the twelve months ended December 31, 2024 from 2.85% for the twelve months ended December 31, 2023, offset by a $12.3 million decrease in the average balance of interest-bearing deposits. The increase in the average cost of deposits was due to the higher interest rate environment and the composition of the deposit portfolio consisting of a greater proportion of certificates of deposit. The average balance of certificates of deposit increased $10.2 million to $508.3 million for the twelve months ended December 31, 2024 from $498.1 million for the twelve months ended December 31, 2023 while NOW and money market accounts and savings accounts decreased $18.1 million and $4.4 million for the twelve months ended December 31, 2024, respectively, compared to the twelve months ended December 31, 2023.  At December 31, 2024 $101.6 million of deposits, or 16.4%, of the average balance of deposits were brokered deposits with a weighted average cost of 4.52%.

Interest expense on Federal Home Loan Bank borrowings increased $2.3 million, or 54.4%, from $4.3 million for the twelve months ended December 31, 2023 to $6.6 million for the twelve months ended December 31, 2024. The increase was primarily due to a $59.2 million increase in the average balance of borrowings to $176.0 million for the twelve months ended December 31, 2024 from $116.8 million for the twelve months ended December 31, 2023.  The increase was also due, to a lesser extent, an increase in the average cost of borrowings of nine basis points to 3.76% for the twelve months ended December 31, 2024 from 3.67% for the twelve months ended December 31, 2023 due to the new borrowings being at higher rates.

Net Interest Income. Net interest income decreased $4.4 million, or 29.5%, to $10.6 million for the twelve months ended December 31, 2024 from $15.0 million for the twelve months ended December 31, 2023.  The decrease reflected a 62 basis point decrease in our net interest rate spread to 0.66% for the twelve months ended December 31, 2024 from 1.28% for the twelve months ended December 31, 2023. Our net interest margin decreased 55 basis points to 1.16% for the twelve months ended December 31, 2024 from 1.71% for the twelve months ended December 31, 2023. The Bank entered into a sale-leaseback transaction whereby the Bank sold three of its branch offices resulting in a $9.0 million pre-tax gain. Subsequently, the Bank realized a pre-tax loss of $8.9 million on the sale of approximately $66.0 million in amortized cost ($57.1 million in market value) of securities with a weighted average life of approximately 5.5 years and a weighted average yield of 1.89%.  The Bank reinvested $32.7 million of these proceeds into securities with a weighted average life of approximately 29.6 years and a weighted average yield of 5.60%.

Provision for (recovery of) Credit Losses. We recorded a $148,000 recovery of credit losses for the year ended December 31, 2023 compared to a $125,000 recovery of credit losses for the twelve-month period ended December 31, 2023. The Bank had decreases in the loan and securities portfolios and no charge-offs during the years. This recovery in 2024 was inclusive of the effect of the transfer of certain securities from the held to maturity portfolio to the available for sale portfolio, which resulted in a $108,000 recovery for credit losses. Additionally, we recorded a $17,000 recovery of credit losses for contingent liabilities for the twelve months ended December 31, 2024.

Non-Interest Income. Non-interest income increased by $209,000, or 18.4%. The Bank entered into a sale-leaseback transaction during the fourth quarter of 2024 whereby the Bank sold three of its branch offices resulting in a $9.0 million pre-tax gain. Subsequently, the Bank realized a pre-tax loss of $8.9 million on the sale of approximately $66.0 million in amortized cost ($57.1 million in market value) of available-for-sale and held-to-maturity securities. Gain on sale of assets increased $74,000, while fee and service charge income increased $22,000, or 10.6%, and income related to bank owned life insurance increased $90,000, or 11.5%, due to higher balances during 2024.

Non-Interest Expenses. For the twelve months ended December 31, 2024, non-interest expenses decreased $1.2 million, or 7.4%, over 2023. Salaries and employee benefits decreased $1.1 million, or 10.9%, as 2023 amounts reflected an accrual of $966,000 for a severance contract for the retirement of the previous President and a higher employee count when compared to 2024. Professional fees increased $129,000, or 19.5%, due to higher legal expense primarily related to the sale-leaseback transaction.  Data processing increased $234,000, or 24.1%, due to higher processing costs. Other non-interest expenses decreased $369,000, or 27.8%, as 2023 amounts included charges for a pending fraud claim that is under review with the insurance company.

Income Tax Expense. Income tax benefit increased $209,000, or 129.1%, to a benefit of $372,000 for the twelve months ended December 31, 2024 from a $162,000 benefit for the twelve months ended December 31, 2023. The increase in benefit was due to $3.0 million of lower taxable income. The benefit would have been higher, but we recorded valuation reserves on certain deferred tax assets as of December 31, 2024.

Management of Market Risk

General. The majority of our assets and liabilities are monetary. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and securities, have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, we maintain an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management process and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity positions, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at December 31, 2024. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$145,580	$(93,432)	(39.09)%	10.01%	24.93%
300 bp	170,281	(68,731)	(28.76)	11.09	(19.87)
200 bp	191,764	(47,248)	(19.77)	11.99	(13.37)
100 bp	214,962	(24,050)	(10.06)	12.93	(6.58)
0	239,012	—	—	13.84	—
(100) bp	262,014	23,002	9.62	14.68	6.07
(200) bp	283,551	44,539	18.63	15.36	10.98
(300) bp	302,731	63,719	26.66	15.99	15.53
(400) bp	323,313	84,301	35.27	16.83	21.60

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

As of December 31, 2024, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400 bp	(11.13)
300 bp	(8.12)
200 bp	(5.31)
100 bp	(2.37)
0	0
(100) bp	2.34
(200) bp	4.60
(300) bp	6.39
(400) bp	7.18

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

The preceding simulation analysis does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing needs and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2024, we had the ability to borrow up to $280.4 million, of which $175.3 million was outstanding and $1.5 million was utilized as collateral for letters of credit issued to secure municipal deposits resulting in remaining availability of $105.1 million.  At December 31, 2024, we also had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2024, cash and cash equivalents totaled $52.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $140.3 million with a unrealized loss of $5.6 million at December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2024 totaled $450.1 million, or 70.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 14 in the Notes to the consolidated financial statements.

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

At December 31, 2024, we had $7.9 million of commitments to originate loans, comprised of $562,000 of residential loans, $7.0 million of commitments for commercial real estate loans and $299,000 of commitments of home equity loans and lines of credit. See Note 15 in the Notes to the consolidated financial statements for further information.

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of operations. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserve. At December 31, 2024, the Bank held $135,000 in reserves for unfunded liabilities, compared to $152,000 as of December 31, 2023.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 56 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

2024 Auditor firm PCAOB number: 74 Auditor name: S. R. Snodgrass P.C. Auditor location: Cranbury Township, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bogota Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Financial Corp. and subsidiary (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 28, 2025

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2024 and 2023

	2024	2023
ASSETS
Cash and due from banks	$18,020,527	$13,567,115
Interest-bearing deposits in other banks	34,211,681	11,362,356
Cash and cash equivalents	52,232,208	24,929,471

Securities available for sale	140,307,447	68,888,179
Securities held to maturity (fair value of $65,374,753 at December 31, 2023)	-	72,656,179
Loans, net of allowance $2,620,949 and $2,785,949, at December 31, 2024 and 2023, respectively	711,716,236	714,688,635
Premises and equipment, net	4,727,302	7,687,387
Federal Home Loan Bank (“FHLB”) stock	8,803,000	8,616,100
Accrued interest receivable	4,232,563	3,932,785
Core deposit intangibles	152,893	206,116
Bank owned life insurance	31,859,604	30,987,851
Right of use asset	10,776,596	-
Other assets	6,682,035	6,731,500
Total assets	$971,489,884	$939,324,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$32,681,963	$30,554,842
Interest bearing	609,506,079	594,792,300
Total deposits	642,188,042	625,347,142

FHLB advances-short term	29,500,000	37,500,000
FHLB advances-long term	142,673,182	130,189,663
Advance payments by borrowers for taxes and insurance	2,809,205	2,733,709
Lease liability	10,780,363	-
Other liabilities	6,249,932	6,380,486
Total liabilities	834,200,724	802,151,000

Stockholders' Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,059,175 issued and outstanding at December 31, 2024 and 13,279,230 at December 31, 2023	130,592	132,792
Additional Paid-In capital	55,269,962	56,149,915
Retained earnings	90,006,648	92,177,068
Unearned ESOP shares (382,933 shares at December 31, 2024 and 409,750 shares at December 31, 2023)	(4,520,594)	(4,821,798)
Accumulated other comprehensive loss	(3,597,448)	(6,464,774)
Total stockholders' equity	137,289,160	137,173,203
Total liabilities and stockholders' equity	$971,489,884	$939,324,203

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2024 and 2023

	2024	2023
Interest income
Loans	$33,411,221	$32,046,033
Securities
Taxable	6,888,462	4,070,144
Tax-exempt	50,892	91,428
Other interest-earning assets	1,399,170	1,072,240
Total interest income	41,749,745	37,279,845

Interest expense
Deposits	24,584,690	18,023,772
FHLB of New York advances	6,613,845	4,282,603
Total interest expense	31,198,535	22,306,375

Net interest income	10,551,210	14,973,470

Recovery of provision for credit losses	(148,000)	(125,000)

Net interest income after recovery of provision for credit losses	10,699,210	15,098,470

Non-interest income
Fees and service charges	228,685	206,763
Gain on sale of loans	31,942	29,375
Gain on sale of properties	9,005,245	-
Loss on sale of securities	(8,930,843)	-
Bank owned life insurance	871,753	781,526
Other	141,622	121,371
Total non-interest income	1,348,404	1,139,035

Non-interest expenses
Salaries and employee benefits	8,750,350	9,820,128
Occupancy and equipment	1,467,517	1,474,107
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	424,090	418,215
Data processing	1,203,181	969,398
Advertising	371,790	465,064
Director fees	622,799	619,650
Professional fees	789,646	661,045
Other	960,230	1,329,520
Total non-interest expenses	14,589,603	15,757,127

(Loss) income before income taxes	(2,541,989)	480,378

Income tax benefit	(371,569)	(162,157)

Net (loss) income	$(2,170,420)	$642,535
(Loss) earnings per share - basic	$(0.17)	$0.05
(Loss) earnings per share - diluted	$(0.17)	$0.05
Weighted average shares outstanding	12,767,410	12,891,847
Weighted average shares outstanding - diluted	12,767,410	12,891,847

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2024 and 2023

	2024	2023
Net (loss) income	$(2,170,420)	$642,535

Net comprehensive income:
Unrealized losses on securities available for sale:	1,727,197	(194,520)
Reclassification of loss on sale of securities	5,174,027	-
Unrealized loss transferred from held to maturity	(3,236,824)	-
Tax effect	(1,030,063)	54,680
Net of tax	2,634,337	(139,840)

Defined benefit retirement plans:
Unrealized loss arising during the period including changes in assumptions	(98,193)	(167,170)
Reclassification adjustment for amortization of prior service cost and net gain/loss included in salaries and employee benefits	11,714	94,315
Tax effect, income tax benefit	23,404	19,720
Net of tax	(63,075)	(53,135)

Derivatives, net of tax:
Unrealized gain (loss) on derivatives	411,830	(84,554)
Tax effect	(115,766)	23,768
Net of tax	296,064	(60,786)
Total other comprehensive income (loss)	2,867,326	(253,761)

Comprehensive income	$696,906	$388,774

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss	Total Equity
Balance January 1, 2023	13,699,016	$136,989	$59,099,476	$91,756,673	$(5,123,002)	$(6,211,013)	139,659,123
Adoption of ASC 326	—	—	—	(222,140)	—	—	(222,140)
Net income	—	—	—	642,535	—	—	642,535
Stock based compensation	—	—	932,772	—	—	—	932,772
Other comprehensive loss	—	—	—	—	—	(253,761)	(253,761)
Stock purchased and retired	(419,786)	(4,197)	(3,805,999)	—	—	—	(3,810,196)
ESOP shares released	—	—	(76,334)	—	301,204	—	224,870
Balance December 31, 2023	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(2,170,420)	—	—	(2,170,420)
Restricted stock issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	921,273	—	—	—	921,273
Other comprehensive loss	—	—	—	—	—	2,867,326	2,867,326
Stock purchased and retired	(230,055)	(2,200)	(1,693,231)	—	—	—	(1,695,431)
ESOP shares released	—	—	(107,995)	—	301,204	—	193,209
Balance December 31, 2024	13,059,175	130,592	55,269,962	90,006,648	(4,520,594)	(3,597,448)	137,289,160

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities
Net (loss) income	$(2,170,420)	$642,535
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	(7,288)	(56,583)
Recovery of credit losses	(148,000)	(125,000)
Depreciation of premises and equipment	496,984	514,983
Amortization (accretion) of deferred loan (fees) costs, net	302,034	141,459
Amortization of premiums and accretion of discounts on securities, net	(71,420)	30,933
Deferred income tax benefit expense	(457,536)	(624,390)
Gain on sale of loans	(31,942)	(29,375)
Proceeds from sale of loans	(1,420,192)	1,875,125
Origination of loans held for sale	1,452,134	(1,845,750)
Loss on sale of securities	8,930,843	-
Gain on sale of premises and equipment	(9,005,245)	-
Increase in cash surrender value of bank owned life insurance	(871,753)	(781,526)
Employee stock ownership plan	193,210	224,870
Stock based compensation	921,273	932,772
Changes in
Accrued interest receivable	(299,778)	33,866
Net changes in other assets	(397,027)	(1,150,276)
Net changes in other liabilities	24,217	1,653,708
Net cash provided by operating activities	(2,559,906)	1,437,351

Cash flows from investing activities
Purchases of securities available for sale	(76,764,024)	-
Purchases of securities held to maturity	(10,645,873)	(8,701,929)
Maturities, calls, and repayments of securities available for sale	21,598,983	15,986,947
Maturities, calls, and repayments of securities held to maturity	7,486,846	13,473,059
Proceeds from sale of securities	54,324,194	-
Proceeds from sale of premises and equipment	12,063,133	-
Net decrease (increase) in loans	25,585	4,205,323
Proceeds from sale of loans from portfolio	2,819,704
Purchases of premises and equipment	(594,787)	(318,035)
Purchase of FHLB stock	(7,529,600)	(9,493,400)
Redemption of FHLB stock	7,342,700	6,368,200
Net cash provided by investing activities	10,126,861	21,520,165

Cash flows from financing activities
Net increase (decrease) in deposits	16,852,360	(76,025,392)
Net decrease in short-term FHLB advances	(8,000,000)	(21,500,000)
Proceeds of long-term FHLB non-repo advances	12,503,358	86,907,578
Net increase (decrease) in advance payments from borrowers for taxes and insurance	75,496	(440,952)
Repurchase of common stock	(1,695,432)	(3,810,196)
Net cash provided (used in) by financing activities	19,735,782	(14,868,962)

Net increase in cash and cash equivalents	27,302,737	8,088,554

Cash and cash equivalents – beginning of year	24,929,471	16,840,917
Cash and cash equivalents – end of year	$52,232,208	$24,929,471

Supplemental cash flow information
Income taxes paid	$40,000	$1,375,000
Interest paid	$30,745,082	$21,640,118
Fair value change in derivatives	$411,830	$239,510
Fair value change in fair value hedges	$(109,594)	$-

Non-cash investment and financing activities
Right of use asset	$10,522,118	$233,448
Lease Liability	$10,522,118	$236,957
Transfer of held to maturity securities to available for sale	$53,956,431	$-

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) became the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.

The Bank maintains two subsidiaries Bogota Securities Corp, which was formed for the purpose of buying, selling and holding investment securities and Bogota Properties, LLC, which was inactive at December 31, 2024.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The Bank is also subject to the regulations of, and examination by, certain federal and state regulatory agencies.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS, but also reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the twelve-month periods ended December 31, 2024 and 2023, options to purchase 510,119 common shares with an exercise price of $10.45 were outstanding but were not included in the calculation of diluted EPS because the options were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the years ended December 31, 2024 and 2023.

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net (loss) income	$(2,170,420)	$642,535
Shares:
Weighted average shares outstanding - basic	12,767,410	12,891,847
Weighted average shares outstanding - diluted	12,767,410	12,891,847
Dilutive securities	—	—
(Loss) earnings per share - basic	$(0.17)	$0.05
(Loss) earnings per share - diluted	$(0.17)	$0.05

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimated.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities (“MBSs”), where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Held-to-maturity ("HTM") debt securities are required to utilize the Current Expected Credit Losses ("CECL") approach to estimate expected credit losses. As of December 31, 2024, the Company did not have any debt securities that were classified as HTM, and therefore, an allowance for credit losses was not recorded. During 2024, all of the Company's HTM securities were transferred to available-for-sale ("AFS"), which eliminated the need for an allowance for credit losses. See Note 3 for additional information.

AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024 and 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and management had the intent and ability to hold to recovery, therefore, an allowance for credit losses was not recorded. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At  December 31, 2024 and 2023, accrued interest receivable on AFS securities was $809,000 and $654,000, respectively.

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
December 31, 2024 and 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on real estate, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days and still on accrual status include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 days of non-payment.

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

Allowance for Credit Losses - Loans and Leases: The CECL model requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).

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

The Company has minimal history of credit losses and therefore uses the Weighted Average Remaining Maturity (WARM) method for all segments and relies on the use of qualitative factors to determine future credit losses. Accrued interest receivable on loans is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At  December 31, 2024 and 2023, accrued interest receivable on loans was $3.4 million and $3.3 million, respectively.

The Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the amount of criticized loans.

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
December 31, 2024 and 2023

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

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of operations. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserves.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial and Multi-Family Real Estate Loans – Commercial and multi-family real estate loans generally have larger balances and involve a greater degree of risk than residential real estate loans, inferring higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties and/or businesses occupying the properties, as well as on the collateral securing the loan. Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by the properties securing the Bank’s commercial real estate loans and on the value of such properties.

Construction Loans – Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost and timing of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required. If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.

Commercial and Industrial Loans - A commercial and industrial loan is a loan to a business rather than a loan to an individual consumer. These short-term loans generally have an interest rate based on the prime rate and are secured by collateral owned by the business requesting the loan. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flows of the borrower's business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business, guarantor, or market conditions.

Consumer Loans – Consumer loans are passbook loans, which are collateralized by a customer's savings account or certificate of deposit. The amount of a passbook loan is limited to a certain percentage of the customer's savings account or certificate of deposit balance and have an interest rate that is a spread above the stated rate on the collateral account.

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (“FHLBNY”) to sell loans within the Mortgage Partnership Finance (“MPF”) Program. The MPF Program gives the Bank another alternative to retaining mortgages in portfolio, which may increase profits through fees earned through the sale of loans. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest rate risk. FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks. Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program were $3,550,443 and $3,865,316 at December 31, 2024 and 2023, respectively.

Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”). The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account. Loan losses beyond the first and second layers are absorbed by the FHLBNY. There were no losses as of December 31, 2024 on the loans sold under the program. Late fees and ancillary fees related to loan servicing are not material.

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

Leases: The Company determines if an arrangement is a lease at inception. The Company's leases primarily relate to real estate property for branches and office space. All the Company's leases are classified as operating leases and the related right-of-use asset ("ROU") and lease liability are disclosed on the Consolidated Statements of Financial Condition.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. The calculated amounts of the ROU asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. As the Company's leases do not provide an implicit rate, the discount rate used in determining the lease liability for each individual lease is the Company's incremental borrowing rate. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term, while variable lease payments are recognized as incurred. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank (“FHLB”) Stock: FHLB stock is restricted stock, which is carried at cost, and periodically evaluated for impairment based on ultimate recovery of par value. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula based on the amount of borrowings held. Dividends are recorded as income on the consolidated statement of income.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Intangible Assets: Intangible assets, other than goodwill, include core deposit intangibles and mortgage servicing rights ("MSRs"). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization.

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

Advertising Costs: Advertising costs are expensed as incurred. Any direct response advertising conducted by the Bank is immaterial and has not been capitalized. Advertising costs are included in “non-interest expenses” in the consolidated statements of operations.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Bank had no unrecognized tax positions as of December 31, 2024 or 2023.

The Company recognizes interest and/or penalties related to income tax matters in income tax (benefit) expense.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

Stock Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of the grant is used for restricted shares. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Operating Segments: The Company’s operations are substantially in the financial services industry and include providing traditional banking and other financial services to its customers. Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company operates primarily in New Jersey through a single reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Bank-wide basis. Management continues to evaluate business functions such as the cost of funding loan demand, between the commercial and retail operations of the Bank for separate reporting as facts and circumstances change. At  December 31, 2024, the Company had one reportable operating segment.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

Segment Reporting: The Company operates one reportable segment of business, “retail banking”. Through its community banking segment, the Company provides a broad range of retail and commercial banking services. The accounting policies of the retail banking segment are the same as those described in the summary of significant accounting policies.

The Company's chief operating decision maker ("CODM") is the President, Chief Executive Officer and Director, who decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

Adoption of Accounting Standard:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior period disclosure for which a comparative income statement is presented in the period of adoption. The Company adopted this standard in the current year and included the updated disclosures in Note 1. This update did not have a significant impact on the Company's financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale for which an allowance for credit loss has not been recorded at December 31, 2024 and 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
U.S. government and agency obligations
Less than one year	$10,000,000	$—	$(55,870)	$9,944,130
One through five years	3,000,000	—	(151,590)	2,848,410
Corporate bonds due in:
Less than one year	350,000	1,090	-	351,090
One through five years	9,112,269	83,414	(64,547)	9,131,136
Five through ten years	25,410,219	202,205	(1,389,376)	24,223,048
Greater than ten years	4,321,924	202,576	-	4,524,500
Municipal obligations due in:
Greater than ten years	506,706	—	(108,431)	398,275
MBS – residential	76,661,752	53,730	(2,162,673)	74,552,809
MBS – commercial	16,515,823	—	(2,181,774)	14,334,049

Total	$145,878,693	$543,015	$(6,114,261)	$140,307,447

December 31, 2023
U.S. government and agency obligations
One through five years	$6,000,000	$—	$(454,599)	$5,545,401
Corporate bonds due in:
Less than one year	3,000,000	—	(44,230)	2,955,770
One through five years	8,264,973	-	(247,937)	8,017,036
Five through ten years	1,000,000	—	(154,050)	845,950
MBS – residential	41,105,143	5,182	(5,703,143)	35,407,182
MBS – commercial	18,753,711	—	(2,636,871)	16,116,840

Total	$78,123,827	$5,182	$(9,240,830)	$68,888,179

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

All of the MBS were issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

During the year ended December 31, 2024, the Company sold 16 securities with a book value of $38.2 million and realized losses of $5.2 million upon sale. There were no sales of securities during the year ended December 31, 2023.

The age of unrealized losses and the fair value of related securities as of December 31, 2024 and 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and agency obligations	$—	$-	$12,792,540	$ ($207,460)	$12,792,540	$ ($207,460)
Corporate bonds	-	-	15,965,261	(1,453,923)	15,965,261	(1,453,923)
Municipal obligations	-	-	398,275	(108,431)	398,275	(108,431)
MBS – residential	43,739,606	(120,511)	11,741,816	(2,042,162)	55,481,422	(2,162,673)
MBS – commercial	-	-	14,334,049	(2,181,774)	14,334,049	(2,181,774)
Total	$43,739,606	$(120,511)	$55,231,941	$(5,993,750)	$98,971,547	$(6,114,261)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government and agency obligations	$-	$-	$5,545,401	$(454,599)	$5,545,401	$(454,599)
Corporate bonds	1,999,940	(60)	9,818,816	(446,157)	11,818,756	(446,217)
MBS – residential	-	-	34,829,468	(5,703,143)	34,829,468	(5,703,143)
MBS – commercial	-	-	16,116,840	(2,636,871)	16,116,840	(2,636,871)
Total	$1,999,940	$(60)	$66,310,525	$(9,240,770)	$68,310,465	$(9,240,830)

At December 31, 2024 and 2023, securities available for sale with a carrying value of $5,741,240 and $113,415, respectively, were pledged to secure public deposits.

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was due to changes in interest rates and other market conditions. At December 31, 2024, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at December 31, 2024. As of December 31, 2024 and 2023, no ACL was required on available-for-sale securities.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 3 – SECURITIES HELD TO MATURITY

Effective January 1, 2023, the Company adopted ASC 326, which requires management to complete an evaluation of the held-to-maturity securities portfolio to identify whether any ACL is required. Management completed an evaluation as of the adoption date and determined the ACL on the held-to-maturity portfolio was not significant. This determination was based on a financial review of securities and ratings of each security.

At December 31, 2024, the Company did not classify any securities as held-to-maturity. During the year ended December 31, 2024 the Company sold 15 securities with a book value of $25.1 million and realized losses of $3.8 million upon sale. All remaining debt securities previously classified as held-to-maturity were reclassified as available-for-sale and marked to market.

The following table summarizes the amortized cost, fair value, and gross unrecognized gains and losses of securities held to maturity at   December 31, 2023:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
U.S. government and agency obligations due in
One through five years	$10,000,000	$—	$(314,240)	$9,685,760
Five years through ten years	3,000,000	—	(372,885)	2,627,115
Corporate Bonds due in:
One through five years	6,431,007	—	(52,685)	6,378,322
Five through ten years	16,294,604	38,684	(2,074,007)	14,259,281
Greater than ten years	4,287,941	—	(441)	4,287,500
Municipal obligations due in:
One through five years	901,597	—	(55,102)	846,495
More than five years through ten years	1,591,199	784	(160,655)	1,431,328
Greater than ten years	507,716	—	(103,356)	404,360
MBS –
Residential	12,484,366	7,223	(1,457,104)	11,034,485
Commercial	17,157,749	—	(2,737,642)	14,420,107

	$72,656,179	$46,691	$(7,328,117)	$65,374,753

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 3 – SECURITIES HELD TO MATURITY (Continued)

Mortgage-backed securities include FHLMC, FNMA and GNMA securities, all of which are U.S. government sponsored agencies. There were no non-performing held to maturity securities at   December 31, 2023.

The following table presents HTM securities by type and credit rating as of  December 31, 2023:

	U.S. government and agency obligations	Corporate bonds	Municipal obligations	MBS – residential	MBS – commercial	Total
December 31, 2023
Credit Rating
AAA/AA/A	$12,312,875	$11,469,219	$2,682,183	$11,034,485	$14,420,107	$51,918,869
BBB/BB/B	—	4,999,038	—	—	—	4,999,038
Lower than B	—	—	—	—	—	—
Not Rated	—	8,456,846	—	—	—	8,456,846
Total	$12,312,875	$24,925,103	$2,682,183	$11,034,485	$14,420,107	$65,374,753

As of  December 31, 2023, no ACL on the securities above had been recorded because the issuers of the securities were of high credit quality and the decline in fair value was due to changes in interest rates and other market conditions.  Unrecognized losses had not been recognized into income because the issuers of the securities are of high credit quality, management did not intend to sell and it was not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. The fair value was expected to recover as the securities approach maturity.

At December 31, 2024 and 2023, securities held to maturity with a carrying amount of zero and $1,589,747, respectively, were pledged to secure repurchase agreements at the FHLB of New York (see Note 9).

At December 31, 2024 and 2023, securities held to maturity with a carrying value of zero and $4,976,927, respectively, were pledged to secure public deposits.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 4 – LOANS

Loans are summarized as follows at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Real estate:
Residential First Mortgage	$472,747,542	$486,052,422
Commercial Real Estate	118,008,866	99,830,514
Multi-Family Real Estate	74,152,418	75,612,566
Construction	43,183,657	49,302,040
Commercial and Industrial	6,163,747	6,658,370
Consumer	80,955	18,672
Total loans	714,337,185	717,474,584
Allowance for credit losses	(2,620,949)	(2,785,949)
Net loans	$711,716,236	$714,688,635

At December 31, 2024 and 2023, deferred loan fees were $2,496,364 and $2,873,724 respectively, which are included in the carrying amount of the loans presented in the above table.

The Bank has granted loans to executive officers and directors of the Bank. At December 31, 2024 and 2023, such loans totaled $2,256,911 and $1,610,688, respectively.

	2024	2023
Outstanding, January 1,	$1,610,688	$1,739,725
New loans	725,668	-
Loan repayments	(79,445)	(129,037)
Outstanding, December 31,	$2,256,911	$1,610,688

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 4 - LOANS (Continued)

The following tables present the activity in the allowance for credit losses by portfolio segments for the years ended  December 31, 2024 and 2023:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial & Industrial	Consumer	Total
December 31, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for credit (recoveries) losses	(171,020)	70,820	(28,300)	(34,500)	(2,000)	—	(165,000)
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—

Total ending allowance balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial & Industrial	Consumer	Total
December 31, 2023
Allowance for credit losses:
Beginning balance	$1,602,534	$381,180	$234,300	$258,500	$3,960	$97,700	$2,578,174
Impact of ASC 326 adoption	113,969	141,797	25,469	1,500	40	—	282,775
Provision for credit losses (recoveries)	135,466	(85,797)	57,531	(102,500)	18,000	(97,700)	(75,000)
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—

Total ending allowance balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949

The provision fluctuations during the years ended December 31, 2024 and 2023 were due to increases or decreases in loan balances in different loans types and economic conditions and due to changes in asset quality.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 4 – LOANS (Continued)

Collateral-dependent loans individually evaluated with the ACL by collateral type were as follows at  December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Portfolio segment	Real estate	Other	Real estate	Other
Residential First Mortgage	$1,863,957	$—	$1,432,072	$—
Commercial Real Estate	1,205,025	—	450,392	—
Multi-Family Real Estate	—	—	—	—
Construction	10,893,713	—	10,893,713	—
Commercial and Industrial	—	—	—	—
Other Consumer	—	—	—	—
	$13,962,695	$—	$12,776,177	$—

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 4 - LOANS (Continued)

No nonaccrual loans had specific reserves as of December 31, 2024 and the Bank had no other real estate owned at either  December 31, 2024 or December 31, 2023.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by portfolio segment as of   December 31, 2024 and 2023:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2024
Residential First Mortgage	$1,432,072	$1,863,957	$1,863,957	$—
Commercial Real Estate	450,392	1,205,025	1,205,025
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$12,776,177	$13,962,695	$13,962,695	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2023
Residential First Mortgage	$819,590	$1,432,072	$1,432,072	$—
Commercial Real Estate		450,392	450,392
Construction	—	10,893,713	10,893,713	—
Consumer	37,069	—	—	—
Total	$856,659	$12,776,177	$12,776,177	$—

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 4 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2024 and 2023, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2024
Residential first mortgage	$119,309	$1,607,835	$513,297	$2,240,441	$470,507,101	$472,747,542
Commercial real estate	—	—	1,205,025	1,205,025	116,803,841	118,008,866
Multi-family real estate	—	—	—	—	74,152,418	74,152,418
Construction	—	—	10,893,713	10,893,713	32,289,944	43,183,657
Commercial & Industrial	—	—	—	—	6,163,747	6,163,747
Consumer	-	—	—	-	80,955	80,955
Total	$119,309	$1,607,835	$12,612,035	$14,339,179	$699,998,006	$714,337,185

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2023
Residential first mortgage	$—	$297,118	$964,806	$1,261,924	$484,790,498	$486,052,422
Commercial real estate	—	—	450,392	450,392	99,380,122	99,830,514
Multi-family real estate	—	—	—	—	75,612,566	75,612,566
Construction	—	—	10,893,713	10,893,713	38,408,327	49,302,040
Commercial & Industrial	—	—	—	—	6,658,370	6,658,370
Consumer	-	—	—	-	18,672	18,672
Total	$—	$297,118	$12,308,911	$12,606,029	$704,868,555	$717,474,584

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
December 31, 2024 and 2023

NOTE 4 – LOANS (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed as of December 31, 2024 and 2023, the risk category of loans by class is as follows:

	Term Loans by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$26,742,846	$20,620,971	$102,163,479	$31,658,834	$25,961,474	$118,351,367	$145,384,614	$470,883,585
Special Mention	—	—	—	—	186,177	593,420	598,461	1,378,058
Substandard	—	—	—	—	—	146,730	339,169	485,899
Doubtful	—	—	—	—	—	—	—	—
Total	26,742,846	20,620,971	102,163,479	31,658,834	26,147,651	119,091,517	146,322,244	472,747,542
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	14,935,535	11,625,202	5,363,747	2,030,427	42,533,113	38,696,841	1,618,976	116,803,841
Special Mention	—	—	—	—	—	754,633	—	754,633
Substandard	—	—	—	—	—	450,392	—	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	14,935,535	11,625,202	5,363,747	2,030,427	42,533,113	39,901,866	1,618,976	118,008,866
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	2,262,457	—	—	1,909,140	69,980,821	74,152,418
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	2,262,457	—	—	1,909,140	69,980,821	74,152,418
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	32,289,944	32,289,944
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	43,183,657	43,183,657
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	2,380,140	196,286	—	—	311,422	—	3,275,899	6,163,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,380,140	196,286	—	—	311,422	—	3,275,899	6,163,747
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	80,955	80,955
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	80,955	80,955
Gross charge-offs by vintage	—	—	—	—	—	—	—	—
Total loans	$44,058,521	$32,442,459	$109,789,683	$33,689,261	$68,992,186	$160,902,523	$264,462,552	$714,337,185

	Term Loans by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$5,174,879	$111,903,094	$37,747,971	$28,952,299	$26,155,892	$114,830,194	$159,976,218	$484,740,547
Special Mention	—	—	—	191,276	169,343	389,565	107,538	857,722
Substandard	—	—	—	—	—	169,131	285,022	454,153
Doubtful	—	—	—	—	—	—	—	—
Total	5,174,879	111,903,094	37,747,971	29,143,575	26,325,235	115,388,890	160,368,778	486,052,422
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	3,065,843	—	6,893,352	5,501,995	11,722,774	72,196,158	99,380,122
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	450,392	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	—	3,065,843	—	6,893,352	5,501,995	11,722,774	72,646,550	99,830,514
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	2,362,920	—	1,162,353	—	2,117,462	69,969,831	75,612,566
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	2,362,920	—	1,162,353	—	2,117,462	69,969,831	75,612,566
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	38,459,962	38,459,962
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,842,078	10,842,078
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	49,302,040	49,302,040
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	241,109	—	—	576,164	94,204	—	5,746,893	6,658,370
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	241,109	—	—	576,164	94,204	—	5,746,893	6,658,370
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	18,672	18,672
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	18,672	18,672
Gross charge-offs by vintage	—	—	—	—	—	—	—	—
Total loans	$5,415,988	$117,331,857	$37,747,971	$37,775,444	$31,921,434	$129,229,126	$358,052,764	$717,474,584

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 5 – PREMISES AND EQUIPMENT

During December 2024, the Bank entered into a sale-leaseback transaction whereby the Bank sold three of its branch offices resulting in a $9.0 million pre-tax gain. Subsequently, the Bank realized a pre-tax loss of $8.9 million on the sale of approximately $66.0 million in amortized cost ($57.1 million in market value) of securities with a weighted average life of approximately 5.5 years and a weighted average yield of 1.89%.  The Bank reinvested $32.7 million of these proceeds into securities with a weighted average life of approximately 29.6 years and a weighted average yield of 5.60%.

Premises and equipment consists of the following at December 31, 2024 and 2023:

	2024	2023
Land	$1,531,700	$2,402,995
Buildings and improvements	4,349,785	6,962,864
Furniture, fixtures and equipment	3,763,755	3,698,532
	9,645,240	13,064,391
Accumulated depreciation	(4,917,938)	(5,377,004)
Premises and equipment, net	$4,727,302	$7,687,387

Depreciation expense was $496,984 and $514,983 for the years ended December 31, 2024 and 2023, respectively.

NOTE 6 – LEASES

The Company leases real estate property for branches and office space. At  December 31, 2024 and 2023, all of the Company's leases are classified as operating leases.

The Company determines if an arrangement is a lease at inception. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. At  December 31, 2024 and 2023, the right of use asset was $10.8 million and zero, respectively. The lease liability at  December 31, 2024 and 2023, was $10.8 million and zero, respectively.

At  December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 14.9 years and 4.5 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 7.37% for both years.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the years ended December 31, 2024 and 2023, operating and variable lease expenses totaled approximately $1.1 million for both years. The new leases added in 2024, were as a result of the sale-leaseback transaction with an unrelated party that was completed in December 2024.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2024 and 2023. At December 31, 2024, the Company had no leases which had not yet commenced. The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

2025	$1,246,881
2026	1,248,505
2027	1,250,179
2028	1,231,787
2029	1,192,727
Thereafter	11,827,875
$17,997,954
Impact of present discount value	(7,217,591)
Present value of net future minimum lease payments	$10,780,363

NOTE 7 – INTANGIBLE ASSETS

Core deposit intangible carrying amounts were $152,893 for the year ended December 31, 2024. Core deposit accumulated amortization and amortization expense totaled $247,107 and $53,223, respectively, for the year ended December 31, 2024. Core deposit intangible carrying amounts were $206,116 for the year ended December 31, 2023. Core deposit accumulated amortization and amortization expense totaled $132,728 and $61,156, respectively, for the year ended December 31, 2023.

Core deposit intangible assets are amortized to their estimated residual values over their expected useful lives, commonly ten years. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2024, was as follows:

2025	$45,289
2026	37,355
2027	29,422
2028	21,488
2029	13,554
Thereafter	5,785
$152,893

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 8 – DEPOSITS

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2024			2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate

Noninterest bearing demand accounts	$ 32,681,963	5.09%	—%	$ 30,554,842	4.89%	—%
NOW accounts	55,378,051	8.62	2.53	41,320,723	6.61	1.90
Money market accounts	13,996,460	2.18	0.58	14,641,846	2.34	0.30
Savings accounts	46,851,793	7.30	1.90	45,554,964	7.28	1.76
Certificates of deposit	493,279,775	76.81	4.37	493,274,767	78.88	4.00
Total	$ 642,188,042	100.00%	3.73%	$ 625,347,142	100.00%	3.42%

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $186,585,000 and $132,100,000 at December 31, 2024 and 2023, respectively.

Insiders of the Bank have deposits totaling approximately $2,325,000 and $2,433,000 at December 31, 2024 and 2023, respectively.

The Bank had approximately $101,561,000 and $53,300,000 of brokered deposits at  December 31, 2024 and 2023, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2024 are as follows:

2025	$450,087,911
2026	27,636,075
2027	10,674,056
2028	3,469,120
2029	1,149,583
2030	263,031
$493,279,775

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

Advances that mature within one year as of December 31, 2024 totaled $95.3 million with a weighted average interest rate of 4.53%. Advances that matured within one year as of December 31, 2023 totaled $37.5 million with a weighted average interest rate of 5.52%.

Advances that mature in greater than one year at December 31, 2024 and 2023 were as follows:

	Weighted Average Rate at December 31, 2024	2024	2023
Amortizing:
Maturing in:
2024	—	$—	$5,496,642
2025	-	-	4,847,744
2026	0.80%	1,688,930	3,297,983
2027	-	—	2,753,137
2028	4.99%	10,136,628	2,271,012.00
2029	-	-	-
	4.39%	$11,825,558	$18,666,518
Non-repo advances
Maturing in:
2024	—	$—	$16,019,838
2025	-	-	54,003,307
2026	4.44%	65,000,000	41,500,000
	4.44%	$65,000,000	$111,523,145

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK (Continued)

At  December 31, 2024, securities available for sale with a carrying amount of $12,881,892 were pledged to secure repurchase agreements. At  December 31, 2023, securities held to maturity and available for sale with a carrying amount of $1,589,747 were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans and securities at December 31, 2024 and 2023 amounted to $280,387,637 and $289,808,115, respectively.

The Bank had available additional borrowing capacity of $105,111,000 and $140,398,000 with the FHLB as of December 31, 2024 and 2023, respectively. The Bank also had outstanding lines of credit of $54,000,000 and $54,000,000 with four correspondent banks as of December 31, 2024 and 2023, respectively. There were no outstanding balances against these lines as of December 31, 2024 or 2023.

Payments over the next five years are as follows:

2025	$95,347,624
2026	66,688,930
2027	-
2028	10,136,628
2029	-
Total	$172,173,182

NOTE 10 – INCOME TAXES

Income tax (benefit) expense was as follows:

	2024	2023
Current expense
Federal	$—	$379,021
State	85,967	83,212
	85,967	462,233
Deferred benefit
Federal	(372,918)	(411,463)
State	(84,618)	(212,927)
	(457,536)	(624,390)

Total income benefit	$(371,569)	$(162,157)

Total income tax benefit expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Expected income tax expense at federal tax rate	$(533,818.00)	$100,879
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect	1,067	(102,475)
Bank Owned Life Insurance	(183,068)	(164,120)
Tax exempt interest, net	(6,423)	(16,441)
Stock equity plans	55,627	-
Reserve for certain tax positions	255,424	-
Other, net	39,622	20,000
	$(371,569)	$(162,157)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 10 – INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$770,200	$811,803
Deferred compensation	896,378	928,427
Nonaccrual interest	680,269	351,211
Stock equity plans	358,431	263,451
Federal and NJ NOL carryforward	748,903	-
Charitable foundation contribution	313,209	312,949
Federal NOL carryforward	-	345,571
Net unrealized loss on securities available for sale	1,566,078	2,596,141
Tax reserves	(502,868)	-
Other	526,457	527,768
	5,357,057	6,137,321
Deferred tax liabilities:
Loan fees/costs	1,095,311	1,120,945
Directors’ and officers’ retirement plans	-	996
Purchase accounting	97,346	294,064
Cash flow hedges	183,092	67,326
Other	-	-
	1,375,749	1,483,331
Net deferred tax asset	$3,981,308	$4,653,990

For the period ending December 31, 2024, there was a tax reserve of $503,000 for the charitable foundation, an outstanding fraud claim and capital loss carryforward. Included in retained earnings at December 31, 2024 and 2023 was approximately $4,609,000 in bad debt reserves for which no deferred income tax liabilities have been recorded. The amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. There were no unrecognized tax benefits at December 31, 2024 or 2023. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2024 or 2023. The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Bank is no longer subject to federal and state examination by taxing authorities for years before 2021 and 2020, respectively.

NOTE 11 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. On February 28, 2024, 10,000 shares of restricted stock were awarded, with a grant date fair value of $7.80 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over the service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2024 and December 31, 2023, $507,000 and $473,000 of expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 94,607 non-vested restricted shares outstanding at December 31, 2024 was approximately $802,000 over a weighted average period of 1.87 years.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 11 – STOCK BASED COMPENSATION (Continued)

The following is a summary of the Company's restricted stock activity during the twelve months ended December 31, 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	135,911	$10.45
Granted	10,000	7.80
Vested	(48,304)	10.45
Forfeited	(3,000)	10.45
Outstanding, December 31, 2024	94,607	$10.17

On September 2, 2021, options to purchase 523,619 shares of Company common stock were awarded, with a grant date fair value of $4.37 per option. Stock options granted under the 2021 Plan vest in equal installments over the service period of five years beginning one year from the date of grant. Stock options were granted at an exercise price of $10.45, which represents the fair value of the Company's common stock price on the grant date based on the closing market price, and have an expiration period of 10 years.

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2024 and December 31, 2023 approximately $445,000 and $459,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 203,447 non-vested options outstanding at December 31, 2024 was $779,000 over the weighted average remaining vesting period of 1.67 years.

The following is a summary of the Company's option activity during the twelve months ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	523,619	$10.45	7.7	$—
Granted	-
Forfeited	(13,500)	10.45
Outstanding, December 31, 2024	510,119	10.45	7.7	-
Options exercisable at December 31, 2024	306,672			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITES

Interest Rate Swaps. At December 31, 2024, the Company had five cash flow interest rate swaps with notional amounts of $65.0 million hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. The Company entered into the swaps to protect net interest margin in a rising rate environment. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations. At both December 31, 2024 and December 31, 2023, the Company had no back-to-back interest rate swaps in place with commercial banking customers.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITES (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2024:

			December 31,	December 31,
			2024	2023
			Asset Derivative	Asset Derivative
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$651,340	$239,510
Interest rate swaps	Fair Value	Other (Liabilities) Assets	109,594	-
Interest rate swaps	Fair Value	Loans, net	(83,173)	-
Total derivative instruments			$677,761	$239,510

For the twelve months ended December 31, 2024, changes in fair value of $411,830 were recorded in other comprehensive income, net of tax, for changes in fair value of interest rate swaps with third parties. At December 31, 2024, accrued interest was $122,000. During the 12 months ended December 31, 2024 and 2023, the Company has $1.5 million and $364,000 in gains, classified to interest expense on interest rate swaps, respectively.  For the twelve months ended December 31, 2023, changes in fair value of $84,554 were recorded in other comprehensive income, net of tax, for changes in fair value of interest rate swaps with third parties. At December 31, 2023, accrued interest was $72,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

NOTE 13 – BENEFIT PLANS

401(k) Plan: The Bank has a 401(k) retirement plan covering substantially all employees. The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary. In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions. Bank contributions to the plan for the years ended December 31, 2024 and 2023 were $416,000 and $414,000, respectively.

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

The measurement dates used in the Plan valuations were December 31 for plan years 2024 and 2023, respectively. The following table sets forth the Plan’s funded status at December 31, 2024 and 2023:

	2024	2023
Projected benefit obligation - beginning	$2,274,809	$2,318,336
Service cost	48,297	52,005
Interest cost	106,145	109,410
Actuarial gain	(57,817)	(12,950)
Annuity payments	(191,992)	(191,992)
Projected benefit obligation – ending	2,179,442	2,274,809

Changes in Plan assets
Employer contributions	191,992	191,992
Annuity payments	(191,992)	(191,992)

Funded status and accrued pension cost included in other liabilities	$2,179,442	$2,274,809

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 13 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2024	2023
Net actuarial (loss) gain	$(57,817)	$2,236
Prior service cost	(7,206)	1,682

	$ ($65,023)	$3,918

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2024	2023
Service cost	$48,297	$52,005
Interest cost	106,145	109,410
Amortization of prior service cost	11,714	259
Net periodic benefit cost	166,156	161,674

Net (gain) loss	(57,817)	2,236
Amortization of prior service cost	(11,714)	(259)
Total recognized in other comprehensive (loss) income	(69,531)	1,977

Total recognized in net periodic benefit cost and other comprehensive loss	$96,625	$163,651

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2024	2023
Discount rate	5.40%	4.80%

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 13 – BENEFIT PLANS (Continued)

Weighted-average assumptions used to determine net periodic pension cost:

	2024	2023
Discount rate	5.40%	4.80%
Amortization period (years)	8.82	9.49

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

For the year ended December 31, 2025, the Bank expects to contribute $191,992 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2025	$191,992
2026	200,221
2027	259,099
2028	236,498
2029	236,498
2020-2031	433,061

Employee Stock Ownership Plan (“ESOP”): Effective upon the consummation of the Bank's reorganization in January 2020, an ESOP was established for all eligible employees. The ESOP used $6.0 million in proceeds from a twenty-year term loan obtained from the Company to purchase 515,775 shares of Company common stock. The term loan principal is payable in installments through January 2039. Interest on the term loan is based on a floating rate that was 7.50% as of December 31, 2024.

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

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2024 and 2023 was $193,209 and $224,870, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 13 – BENEFIT PLANS (Continued)

The ESOP shares were as follows:

	2024	2023
Allocated shares	132,842	106,024
Unearned shares	382,933	409,751
Total ESOP shares	515,775	515,775
Fair value of unearned ESOP shares	$2,871,998	$3,321,570

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

As of December 31, 2024, the accrued SERP obligation was $922,384. The expense was $39,000 during 2024.  At December 31, 2024, the amount recognized in accumulated other comprehensive loss was $15,325. As of December 31, 2023, the accrued SERP obligation was $1,040,487. The expense was a benefit of $15,325 during 2023. At December 31, 2023, the amount recognized in accumulated other comprehensive loss was $87,120.

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
December 31, 2024 and 2023

NOTE 14 – REGULATORY CAPITAL MATTERS (Continued)

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

The Bank excludes accumulated OCI components from Tier 1 and Total regulatory capital.

The Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2024 and 2023 are presented in the tables below.

	Actual Capital		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2024
Tier 1 capital to average assets:
Bank	129,461	13.34%	77,651	9.0

2023
Tier 1 capital to average assets:
Bank	130,625	13.96	74,864	9.0

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31, 2024 and 2023 was as follows:

	2024	2023
Fixed Rate
Residential mortgage loans	$561,750	$—
Commercial real estate	7,030,000	—
	$7,591,750	$—

Variable Rate
Residential mortgage loans	$—	$2,664,450
Construction loans	-	16,780,124
Home equity loans	299,000	1,173,000
Commercial real estate	-	730,000
	$299,000	$21,347,574

Commitments to make loans are generally made for periods of 90 days or less. As of December 31, 2024 there was $118,000 in ACL for loan commitments.

At December 31, 2024 and 2023, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $54,581,083 and $50,175,046, respectively. At December 31, 2024 and 2023, undisbursed funds from approved lines of credit under a business line of credit program amounted to $6,649,437 and $2,579,759, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At December 31, 2024 and 2023, the Bank recorded an allowance for credit losses related to these commitments of $18,000 and zero, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $228,937 and $181,308 for 2024 and 2023, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Securities available for sale:
U.S. government and agency obligations	$12,792,540	$—	$12,792,540	$—
Corporate bonds	38,229,775	—	38,229,775	—
Municipal obligations	398,275	—	398,275	—
MBS – residential	74,552,809	—	74,552,809	—
MBS – commercial	14,334,048	—	14,334,048	—
Fair value hedge	109,594	—	109,594
Cash flow hedge	651,340		651,340
	$141,068,381	$—	$141,068,381	$—

December 31, 2023
Securities available for sale:
U.S. government and agency obligations	$5,545,401	$—	$5,545,401	$—
Corporate bonds	11,818,756	—	11,818,756	—
MBS – residential	35,407,182	—	35,407,182	—
MBS – commercial	16,116,840	—	16,116,840	—
Cash flow hedge	239,510		239,510
	$69,127,689	$—	$69,127,689	$—

No assets were measured at fair value on a non-recurring basis at December 31, 2024 and 2023.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 16 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2024 and 2023 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2024
Financial instruments -assets
Loans, gross	$714,337	$686,977	$—	$—	$686,977
Financial instruments - liabilities
Certificates of deposit	493,280	493,769	—	493,769	—
Borrowings	172,173	172,575	—	172,575	—

December 31, 2023
Financial instruments - assets
Investment securities held-to-maturity	$72,656	$65,375	$—	$65,375	$—
Loans	714,687	672,347	—	—	672,347
Financial instruments - liabilities
Certificates of deposit	493,275	491,944	—	491,944	—
Borrowings	167,690	167,891	—	167,891	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows:

	Year ended December 31, 2024
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total
Beginning balance	$(6,639,506)	$172,183	$2,549	$(6,464,774)
Other comprehensive income (loss) before reclassification	697,134	296,064	(74,789)	918,409
Held to maturity losses tranfered to available for sale	(3,236,824)	-	-	(3,236,824)
Amounts reclassified from other comprehensive loss	5,174,027	-	11,714	5,185,741
Net current period other comprehensive income (loss)	2,634,337	296,064	(63,075)	2,867,326
Ending balance	$(4,005,169)	$468,247	$ ($60,526)	$(3,597,448)

	Year ended December 31, 2023
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total

Beginning balance	$(6,499,666)	$232,969	$55,684	$(6,211,013)
Other comprehensive (loss) income before reclassification	(139,840)	(60,786)	(53,135)	(253,761)
Amounts reclassified from other comprehensive (loss) income	-	-	-	-
Net current period other comprehensive (loss)	(139,840)	(60,786)	(53,135)	(253,761)
Ending balance	$(6,639,506)	$172,183	$2,549	$(6,464,774)

Details about accumulated other comprehensive loss components	Year ended December 31, 2024	Year ended December 31, 2023
Realized loss on sales of securities
	$ ($8,930,843)	$—	Non-interest income
	—	—
	$ ($8,930,843)	$—
Amortization of estimated defined benefit pension plan losses
	$11,714	$94,315	other expense
	(3,293)	(26,512)	provision for income taxes
	$8,421	$67,803
Total reclassifications for the period	$ ($8,922,422)	$67,803

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2024.

(c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes made in our internal controls during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Bogota Financial Corp.’s internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “— Committees of the Board of Directors — Audit Committee" and "—Insider Trading Policy" in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Additionally, no directors or officers of Bogota Financial Corp failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during 2024.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	752,638	$10.45	139,968
Equity compensation plan not approved by security holders	-		-
Total	752,638	$10.45	139,968

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)	Changes in Control

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

10.1	Employment Agreement between Bogota Savings Bank and Kevin Pace (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Bogota Financial Corp. (File No. 001-39180), filed with the Securities and Exchange Commission on March 28, 2024) †
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

10.4

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

10.6		Bogota Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement (File No. 001-39180, filed on April 22, 2021) †
10.7		Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-258064), filed on July 21, 2021) †
10.8		Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-258064), filed on July 21, 2021) †

10.9	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-258064), filed on July 21, 2021) †
10.10	Agreement for Purchase and Sale of Property, dated November 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39180), filed with the Securities and Exchange Commission on January 6, 2025).
19	Policy Regarding Insider Trading
21	Subsidiaries of Registrant
23.1	Consent of Independent Public Accounting Firm – S.R. Snodgrass, P.C.
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

32.1	Certification of President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 001-39180), filed with the Securities and Exchange Commission on March 28, 2024).
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

BOGOTA FINANCIAL CORP.

Date: March 28, 2025	By:	/s/ Kevin Pace
Kevin Pace
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Pace	President, Chief Executive Officer and Director	March 28, 2025
Kevin Pace	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 28, 2025
Brian McCourt	(Principal Financial Officer)

/s/ Steven M. Goldberg	Chairman of the Board	March 28, 2025
Steven M. Goldberg

/s/ William Hanson	Director	March 28, 2025
William Hanson

/s/ John Masterson	Director	March 28, 2025
John Masterson

/s/ John G. Reiner	Director	March 28 ,2025
John G. Reiner

/s/ Peter T. Donnelly	Director	March 28, 2025
Peter T. Donnelly