Form 10-Q
period 2025-03-31
Bogota Financial Corp.
filed 2025-05-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 13,008,964 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$8,304,517	$18,020,527
Interest-bearing deposits in other banks	17,305,310	34,211,681
Cash and cash equivalents	25,609,827	52,232,208
Securities available for sale, at fair value	137,732,521	140,307,447
Loans, net of allowance for credit losses of $2,590,950 and $2,620,949, respectively	701,484,425	711,716,236
Premises and equipment, net	4,662,435	4,727,302
Federal Home Loan Bank (FHLB) stock and other restricted securities	7,343,700	8,803,000
Accrued interest receivable	4,151,280	4,232,563
Core deposit intangibles	140,827	152,893
Bank-owned life insurance	31,112,915	31,859,604
Right of use asset	10,624,725	10,776,596
Other assets	7,329,182	6,682,035
Total Assets	$930,191,837	$971,489,884
Liabilities and Equity
Non-interest bearing deposits	$32,983,669	$32,681,963
Interest bearing deposits	600,051,531	609,506,079
Total deposits	633,035,200	642,188,042
FHLB advances-short term	24,500,000	29,500,000
FHLB advances-long term	115,273,377	142,673,182
Advance payments by borrowers for taxes and insurance	2,707,508	2,809,205
Lease liabilities	10,667,946	10,780,363
Other liabilities	5,754,000	6,249,932
Total liabilities	791,938,031	834,200,724

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,008,964 issued and outstanding at March 31, 2025 and 13,059,175 at December 31, 2024	130,089	130,592
Additional paid-in capital	55,068,598	55,269,962
Retained earnings	90,737,595	90,006,648
Unearned ESOP shares (376,338 shares at March 31, 2025 and 382,933 shares at December 31, 2024)	(4,445,293)	(4,520,594)
Accumulated other comprehensive loss	(3,237,183)	(3,597,448)
Total stockholders’ equity	138,253,806	137,289,160
Total liabilities and stockholders’ equity	$930,191,837	$971,489,884

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Interest income
Loans, including fees	$8,603,129	$8,207,392
Securities
Taxable	1,830,394	1,516,343
Tax-exempt	2,895	13,148
Other interest-earning assets	487,171	324,304
Total interest income	10,923,589	10,061,187
Interest expense
Deposits	5,762,324	5,969,881
FHLB advances	1,568,027	1,440,069
Total interest expense	7,330,351	7,409,950
Net interest income	3,593,238	2,651,237
(Recovery) provision for credit losses	(80,000)	35,000
Net interest income after (recovery) provision for credit losses	3,673,238	2,616,237
Non-interest income
Fees and service charges	55,819	58,587
Gain on sale of loans	29,062	—
Bank-owned life insurance	762,231	211,959
Other	42,260	28,532
Total non-interest income	889,372	299,078
Non-interest expense
Salaries and employee benefits	2,080,199	2,158,565
Occupancy and equipment	671,469	371,117
FDIC insurance assessment	106,586	100,597
Data processing	315,697	303,605
Advertising	105,500	110,100
Director fees	159,444	155,700
Professional fees	198,730	196,785
Other	222,045	246,622
Total non-interest expense	3,859,670	3,643,091
Income (loss) before income taxes	702,940	(727,776)
Income tax benefit	(28,007)	(286,796)
Net income (loss)	$730,947	$(440,980)
Earnings (loss) per Share - basic	$0.06	$(0.03)
Earnings (loss) per Share - diluted	$0.06	$(0.03)
Weighted average shares outstanding - basic	12,649,573	12,852,930
Weighted average shares outstanding - diluted	12,650,520	12,852,930

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$730,947	$(440,980)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale:	945,950	(1,082,765)
Tax effect	(265,907)	304,365
Net of tax	680,043	(778,400)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	—	6,414
Tax effect	—	(3,309)
Net of tax	—	3,105
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(444,816)	660,347
Tax effect	125,038	(185,624)
Net of tax	(319,778)	474,723
Total other comprehensive income (loss)	360,265	(300,572)
Comprehensive income (loss)	$1,091,212	$(741,552)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders
	Stock Shares	Stock	Capital	Earnings	ESOP shares	(Loss) Income	Equity
Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(440,980)	—	—	(440,980)
Other comprehensive loss	—	—	—	—	—	(300,572)	(300,572)
Restricted stock issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	234,493	—	—	—	234,493
Stock purchased and retired	(33,083)	(331)	(269,364)	—	—	—	(269,695)
ESOP Shares released (6,447 shares)	—	—	(25,025)	—	75,301	—	50,276
Balance March 31, 2024	13,256,147	132,461	56,090,019	91,736,088	(4,746,497)	(6,765,346)	$136,446,725

Balance January 1, 2025	13,059,175	$130,592	$55,269,962	$90,006,648	$(4,520,594)	$(3,597,448)	$137,289,160
Net income	—	—	—	730,947	—	—	730,947
Other comprehensive income	—	—	—	—	—	360,265	360,265
Stock based compensation	—	—	221,180	—	—	—	221,180
Stock purchased and retired	(50,211)	(503)	(397,712)	—	—	—	(398,215)
ESOP shares released (6,595 shares)	—	—	(24,832)	—	75,301	—	50,469
Balance March 31, 2025	13,008,964	$130,089	$55,068,598	$90,737,595	$(4,445,293)	$(3,237,183)	$138,253,806

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$730,947	$(440,980)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Accretion of intangible assets	(16,539)	(30,000)
(Recovery) provision for credit losses	(80,000)	35,000
Depreciation of premises and equipment	101,036	126,169
(Accretion) amortization of deferred loan (fees) costs, net	(95,442)	56,577
Amortization of premiums and accretion of discounts on securities, net	69,258	5,000
Deferred income tax (benefit)	—	(546,536)
Gain on sale of loans	(29,062)	—
Proceeds from sale of loans	(1,557,899)	—
Origination of loans held for sale	1,586,961	—
Increase in cash surrender value of bank owned life insurance	(762,231)	(211,959)
Employee stock ownership plan expense	50,469	50,276
Stock based compensation	221,180	234,493
Changes in:
Accrued interest receivable	81,283	(103,933)
Net changes in other assets	179,956	(2,225,520)
Net changes in other liabilities	(495,932)	170,706
Net cash used for operating activities	(16,015)	(2,880,707)
Cash flows from investing activities
Purchases of securities held to maturity	—	(4,902,000)
Purchases of securities available for sale	(13,500,000)	(39,914,051)
Maturities, calls, and repayments of securities available for sale	16,951,619	7,838,538
Maturities, calls, and repayments of securities held to maturity	—	1,060,890
Net decrease in loans	10,576,279	6,296,895
Purchases of premises and equipment	(36,169)	(266,087)
Purchase of FHLB stock	(157,500)	(1,282,500)
Redemption of FHLB stock	1,616,800	2,110,100
Net cash provided by (used for) investing activities	15,451,029	(29,058,215)
Cash flows from financing activities
Net (decrease) increase in deposits	(9,154,372)	40,195,264
Net decrease in short-term FHLB advances	(5,000,000)	(9,000,000)
Proceeds from long-term FHLB non-repo advances	—	10,000,000
Repayments of long-term FHLB non-repo advances	(27,403,111)	(19,365,908)
Repurchase of common stock	(398,215)	(269,695)
Net (decrease) increase in advance payments from borrowers for taxes and insurance	(101,697)	265,143
Net cash (used for) provided by financing activities	(42,057,395)	21,824,804
Net decrease in cash and cash equivalents	(26,622,381)	(10,114,118)
Cash and cash equivalents at beginning of year	52,232,208	24,929,471
Cash and cash equivalents at March 31,	$25,609,827	$14,815,353
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	7,330,351	7,409,950
Fair value change in cash flow hedges	$(444,816)	$660,347
Fair value change in fair value hedges, net	2,212	-

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC was inactive at March 31, 2025 and December 31, 2024.

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

Earnings (Loss) per Share: Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock vested or stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three months ended March 31, 2025 and March 31, 2024, options to purchase 508,619 and 523,619 common shares, respectively, with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. For the three months ended March 31, 2025, 947 shares of outstanding non-vested stock were added in the computation of diluted earnings per share. For the three months ended March 31, 2024, all outstanding non-vested restricted stock were excluded from the computation of diluted earnings per share, because to include such shares would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Numerator
Net income (loss)	$730,947	$(440,980)
Denominator:
Weighted average shares outstanding - basic	12,649,573	12,852,930
Effect of non-unvested restricted stock	947	—
Weighted average shares outstanding - diluted	12,650,520	12,852,930
Earnings (loss) per common share:
Basic	$0.06	$(0.03)
Diluted	0.06	(0.03)

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2024.

Segment Reporting: The Company operates one reportable segment of business, “retail banking”. Through its community banking segment, the Company provides a broad range of retail and commercial banking services. The accounting policies of the retail banking segment are the same as those described in the summary of significant accounting policies.

The Company's chief operating decision maker ("CODM") is the President and Chief Executive Officer, who decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, none of which had an allowance for credit losses at March 31, 2025 and December 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2025
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(114,762)	$2,885,238
Corporate bonds due in:
Less than one year	350,000	930	—	350,930
One through five years	10,112,901	89,590	(94,745)	10,107,746
Five through ten years	23,950,000	177,790	(1,050,658)	23,077,132
Greater than ten years	6,333,526	194,444	—	6,527,970
Municipal obligations due in:
Five through ten years	506,449	—	(91,224)	415,225
MBS – residential	81,687,087	231,514	(1,944,998)	79,973,603
MBS – commercial	16,417,854	—	(2,023,177)	14,394,677
Total	$142,357,817	$694,268	$(5,319,564)	$137,732,521

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024
U.S. government and agency obligations
Less than one year	$10,000,000	$—	$(55,870)	$9,944,130
One through five years	3,000,000	—	(151,590)	2,848,410
Corporate bonds due in:
Less than one year	350,000	1,090	—	351,090
One through five years	9,112,269	83,414	(64,547)	9,131,136
Five through ten years	25,410,219	202,205	(1,389,376)	24,223,048
Greater than ten years	4,321,924	202,576	—	4,524,500
Municipal obligations due in:
Greater than ten years	506,706	—	(108,431)	398,275
MBS – residential	76,661,752	53,730	(2,162,673)	74,552,809
MBS – commercial	16,515,823	—	(2,181,774)	14,334,049
Total	$145,878,693	$543,015	$(6,114,261)	$140,307,447

All of the mortgaged-backed securities (“MBSs”) are issued by the following government sponsored agencies: Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

There were no sales of securities during the three months ended March 31, 2025 or March 31, 2024.

The age of unrealized losses and the fair value of related securities as of  March 31, 2025 and  December 31, 2024 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2025
U.S. government and agency obligations	$—	$—	$2,885,238	$(114,762)	$2,885,238	$(114,762)
Corporate bonds	4,424,335	(68,364)	13,845,286	(1,077,039)	18,269,621	(1,145,403)
Municipal obligations	—	—	415,225	(91,224)	415,225	(91,224)
MBS – residential	41,572,254	(55,975)	11,078,976	(1,889,023)	52,651,230	(1,944,998)
MBS – commercial	—	—	14,394,677	(2,023,177)	14,394,677	(2,023,177)
Total	$45,996,589	$(124,339)	$42,619,402	$(5,195,225)	$88,615,991	$(5,319,564)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. government and agency obligations	$—	$—	$12,792,540	$(207,460)	$12,792,540	$(207,460)
Corporate bonds	-	-	15,965,261	(1,453,923)	15,965,261	(1,453,923)
Municipal obligations	-	-	398,275	(108,431)	398,275	(108,431)
MBS – residential	43,739,606	(120,511)	11,741,816	(2,042,162)	55,481,422	(2,162,673)
MBS – commercial	-	-	14,334,049	(2,181,774)	14,334,049	(2,181,774)
Total	$43,739,606	$(120,511)	$55,231,941	$(5,993,750)	$98,971,547	$(6,114,261)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At March 31, 2025, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. There were 52 securities in a loss position at March 31, 2025. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at March 31, 2025. As of March 31, 2025, no allowance for credit loss ("ACL") was required on available for sale securities. At March 31, 2025 and December 31, 2024, securities available for sale with a carrying value of $5,658,678 and $5,741,240 were pledged to secure public deposits.

NOTE 3 – LOANS

Loans are summarized as follows at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Real estate:	(unaudited)
Residential First Mortgage	$466,177,175	$472,747,542
Commercial Real Estate	125,783,750	118,008,866
Multi-Family Real Estate	73,465,142	74,152,418
Construction	33,501,463	43,183,657
Commercial and Industrial	5,070,847	6,163,747
Consumer	76,998	80,955
Total loans	704,075,375	714,337,185
Allowance for credit losses	(2,590,950)	(2,620,949)
Net loans	$701,484,425	$711,716,236

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At March 31, 2025 and December 31, 2024, such loans totaled $2,082,107 and $2,256,911, respectively.

At March 31, 2025 and December 31, 2024, deferred loan fees were $2,562,282 and $2,496,364, respectively.

The following table presents the activity in the ACL by portfolio segment for the three months ended March 31, 2025 and 2024:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended March 31, 2025
Allowance for credit losses:
Beginning balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949
Provision for (recovery) of credit losses	(20,064)	25,874	(10,084)	(30,288)	4,340	223	(29,999)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$223	$2,590,950

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for (recovery) of credit losses	7,380	26,920	400	(33,400)	(1,300)	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,859,349	$464,100	$317,700	$124,100	$20,700	$—	$2,785,949

For the three months ended  March 31, 2025, in addition to the recovery in the table above, the provision for loan losses also included a recovery of $50,000 due to a decrease in off-balance sheet commitments.

Since the Bank continues to have limited historical loss history, the majority of changes in the ACL noted in the above tables are driven by changes in the balances of the related loan segments and in the economic forecast.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance of non-performing loans by portfolio segments as of  March 31, 2025 and  December 31, 2024:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
March 31, 2025
Residential First Mortgage	$1,863,957	$2,250,578	$2,250,578	$—
Commercial Real Estate	1,205,025	749,684	749,684	—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$13,962,695	$13,893,975	$13,893,975	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2024
Residential First Mortgage	$1,432,072	$1,863,957	$1,863,957	$—
Commercial Real Estate	450,392	1,205,025	1,205,025	$—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$12,776,177	$13,962,695	$13,962,695	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at March 31, 2025 and December 31, 2024:

March 31, 2025
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,250,578	$—
Commercial Real Estate	749,684	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,893,975	$—

December 31, 2024
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,863,957	$—
Commercial Real Estate	1,205,025	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,962,695	$—

Interest income recognized during impairment and cash-basis interest income for the three months ended March 31, 2025 and 2024 was nominal.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

No nonaccrual loans had specific reserves as of March 31, 2025, as they were all well-secured and in the process of collection. The Bank had no other real estate owned at either March 31, 2025 or December 31, 2024.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2025 and December 31, 2024, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2025
Residential First Mortgage	$1,174,160	$54,659	$624,860	$1,853,679	$464,323,496	$466,177,175
Commercial Real Estate	—	—	749,684	749,684	125,034,066	125,783,750
Multi-Family Real Estate	—	—	—	—	73,465,142	73,465,142
Construction	—	—	10,893,713	10,893,713	22,607,750	33,501,463
Commercial and Industrial	—	—	—	—	5,070,847	5,070,847
Consumer	—	—	—	—	76,998	76,998
Total	$1,174,160	$54,659	$12,268,257	$13,497,076	$690,578,299	$704,075,375

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2024
Residential First Mortgage	$119,309	$1,607,835	$513,297	$2,240,441	$470,507,101	$472,747,542
Commercial Real Estate	—	—	1,205,025	1,205,025	116,803,841	118,008,866
Multi-Family Real Estate	—	—	—	—	74,152,418	74,152,418
Construction	—	—	10,893,713	10,893,713	32,289,944	43,183,657
Commercial and Industrial	—	—	—	—	6,163,747	6,163,747
Consumer	-	—	—	-	80,955	80,955
Total	$119,309	$1,607,835	$12,612,035	$14,339,179	$699,998,006	$714,337,185

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of March 31, 2025 and  December 31, 2024:

	Term Loans by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$1,069,334	$27,818,216	$20,731,206	$104,554,548	$31,351,533	$138,003,876	$140,804,020	$464,332,733
Special Mention	—	—	—	—	—	759,170	601,737	1,360,907
Substandard	—	—	—	—	—	145,119	338,416	483,535
Doubtful	—	—	—	—	—	—	—	—
Total	1,069,334	27,818,216	20,731,206	104,554,548	31,351,533	138,908,165	141,744,173	466,177,175
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	6,175,404	16,041,293	15,530,386	5,328,601	1,748,074	79,777,004	433,304	125,034,066
Special Mention	—	—	—	—	—	749,684	—	749,684
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	6,175,404	16,041,293	15,530,386	5,328,601	1,748,074	80,526,688	433,304	125,783,750
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	—	5,177,727	—	6,074,672	62,212,743	73,465,142
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	5,177,727	—	6,074,672	62,212,743	73,465,142
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	22,607,750	22,607,750
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	33,501,463	33,501,463
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	26,365	2,244,848	184,723	—	—	253,950	2,360,961	5,070,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	26,365	2,244,848	184,723	—	0	253,950	2,360,961	5,070,847
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	76,998	76,998
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	76,998	76,998
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$7,271,103	$46,104,357	$36,446,315	$115,060,876	$33,099,607	$225,763,475	$240,329,642	$704,075,375

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

There were no loan modifications during the three-month period ended  March 31, 2025 .

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

The following is a summary of the Company's restricted stock activity during the three months ended March 31, 2025:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	94,607	$10.17
Granted	—	—
Vested	$(2,000)	7.80
Forfeited	—	—
Outstanding, March 31, 2025	92,607	$10.12

The following is a summary of the Company's option activity during the three months ended March 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	510,119	$10.45	6.7	$—
Granted	—
Exercised	—
Forfeited	(1,500)	10.45		-
Outstanding, March 31, 2025	508,619	$10.45	6.4	$—
Options exercisable at March 31, 2025	305,172			$—

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITES

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
(unaudited)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITES (continued)

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

Interest Rate Swaps. At March 31, 2025, the Company had five cash flow interest rate swaps with notional amounts of $65.0 million hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations.

At December 31, 2024, the Company had five interest rate swaps with a notional amount of $65.0 million to hedge certain FHLB advances and brokered deposits and two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. At both March 31, 2025 and December 31, 2024, the Company had no back-to-back interest rate swaps in place with commercial banking customers.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2025:

			March 31,	December 31,
			2025	2024
			Asset Derivative	Asset Derivative
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$206,523	$651,340
Interest rate swaps	Fair Value	Other (Liabilities) Assets	$(100,281)	$109,594
Interest rate swaps	Fair Value	Loans, net	$128,914	$(83,173)
Total derivative instruments			$235,156	$677,761

For the three months ended March 31, 2025, unrealized losses of $657,000 were recorded for changes in fair value of interest rate swaps with third parties and at March 31, 2025, accrued interest was $82,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations. During the three months ended  March 31, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $177,000 and $288,000 respectively. There were no changes to the value of the derivatives.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,885,238	$—	$2,885,238	$—
Corporate bonds	40,063,778	—	40,063,778	—
Municipal obligations	415,225	—	415,225	—
MBS - residential	79,973,603	—	79,973,603	—
MBS - commercial	14,394,677	—	14,394,677	—
Liabilities:
Cash flow hedge	206,523	—	206,523	—
	$137,525,998	$—	$137,525,998	$—
As of December 31, 2024
Assets:
Securities available for sale:
U.S. government and agency obligations	$12,792,540	$—	$12,792,540	$—
Corporate bonds	38,229,775	—	38,229,775	—
Municipal obligations	398,275	—	398,275	—
MBS - residential	74,552,809	—	74,552,809	—
MBS - commercial	14,334,048	—	14,334,048	—
Liabilities:
Cash flow hedge	651,340	—	651,340	—
	$140,958,787	$—	$140,958,787	$—

There were no transfers between level 1 and level 2 during the three months ended March 31, 2025.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at March 31, 2025 and December 31, 2024, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2025
Financial instruments - assets
Loans	$704,075	$672,865	$-	$-	$672,865
Financial instruments - liabilities
Certificates of deposit	475,985	476,097	—	476,097	—
Borrowings	139,773	140,429	—	140,429	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2024
Financial instruments - assets
Loans	$714,337	$686,977	$—	$—	$686,977
Financial instruments - liabilities
Certificates of deposit	493,280	493,769	—	493,769	—
Borrowings	172,173	172,575	—	172,575	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three months ended March 31, 2025 and 2024 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
March 31, 2025
Beginning balance	$(4,005,169)	$(60,526)	$468,247	$(3,597,448)
Other comprehensive income (loss) before reclassification	680,043	—	(319,778)	360,265
Amounts reclassified	—	—	—	—
Net period comprehensive income (loss)	680,043	—	(319,778)	360,265
Ending balance	$(3,325,126)	$(60,526)	$148,469	$(3,237,183)

March 31, 2024
Beginning balance	$(6,639,506)	$2,549	$172,183	$(6,464,774)
Other comprehensive (loss) income before reclassification	(778,401)	3,105	474,724	(300,572)
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(778,401)	3,105	474,724	(300,572)
Ending balance	$(7,417,907)	$5,654	$646,907	$(6,765,346)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, financial performance, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

●	our ability to retain key employees;

●	risks as it relates to cyber security against our information technology and those of our third-party providers and vendors;

●	the failure to maintain current technologies;

●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Assets decreased $41.3 million, or 4.3%, from $971.5 million at December 31, 2024 to $930.2 million at March 31, 2025 due to a $26.6 million, or 51.0%, decrease in cash and cash equivalents, a $10.2 million, or 1.4%, decrease in loans and a $2.6 million, or 1.8%, decrease in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $26.6 million, or 51.0%, to $25.6 million at March 31, 2025 from $52.2 million at December 31, 2024, as excess funds were used to pay down borrowings.

Securities Available for Sale. Securities available for sale decreased $2.6 million, or 1.8%, to $137.7 million at March 31, 2025 from $140.3 million at December 31, 2024. The decrease was primarily due to maturing securities of $17.0 million exceeding purchases of $13.5 million of securities.

Net Loans.  Net loans decreased $10.2 million, or 1.4%, to $701.5 million at March 31, 2025 from $711.7 million at December 31, 2024. The decrease was due to a decrease of $6.6 million, or 1.4%, in one- to four-residential real estate loans to $466.1 million from $472.7 million at December 31, 2024, a decrease of $9.7 million, or 22.4%, in construction loans to $33.5 million at March 31, 2025 from $43.2 million at December 31, 2024, and a decrease of $1.1 million, or 17.7%, in commercial and industrial loans to $5.1 million at March 31, 2025 from $6.2 million at December 31, 2024, offset by a by a $7.8 million, or 6.6%, increase in commercial real estate loans to $125.8 million at March 31, 2025 from $118.0 million at December 31, 2024. The decreases in one- to four-residential real estate loans and construction loans reflected a decrease in demand for such loans due to the interest rate environment. As of March 31, 2025 and December 31, 2024, the Bank had no loans held for sale.

Delinquent loans decreased $842,000 to $13.5 million, or 1.9% of total loans, at March 31, 2025, compared to $14.3 million, or 2.0% of total loans, at December 31, 2024. The decrease was mostly due to the payoff of one commercial real estate loan with a balance of $455,000 and residential loans totaling $387,000 being brought current. We did not record any specific reserves or charge-offs for these loans. During the same timeframe, non-performing assets decreased from $14.0 million at December 31, 2024 to $13.9 million, which represented 1.49% of total assets at March 31, 2025. The Company’s allowance for credit losses was 0.37% of total loans and 18.65% of non-performing loans at March 31, 2025 compared to 0.37% of total loans and 18.77% of non-performing loans at December 31, 2024.  The Bank does not have any exposure to commercial real estate loans secured by office space. Non-performing loans at March 31, 2025 were primarily comprised of one construction loan for a catering hall that is 99% complete, with a balance of $10.9 million and a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at March 31, 2025. The Company has commenced legal action to foreclose on the property, which is ongoing.

Total Liabilities. Total liabilities decreased $42.3 million, or 5.1%, to $791.9 million as of March 31, 2025 from $834.2 million as of December 31, 2024, primarily due to a $32.4 million decrease in borrowings and a $9.2 million decrease in deposits.

Deposits. Deposits decreased $9.2 million, or 1.4%, to $633.0 million at March 31, 2025 from $642.2 million at December 31, 2024. The decrease in deposits reflected a decrease in certificates of deposit of $17.3 million, or 3.5%, to $476.0 million as of March 31, 2025 from $493.3 million at December 31, 2024 and a $1.2 million, or 8.3%, decrease in money market accounts. The decreases were offset by a $6.6 million, or 11.9%, increase in NOW accounts, and by a $2.4 million, or 5.2%, increase in savings accounts. The changes reflected customers’ uncertainty about the lower rate environment and market opportunities.

At March 31, 2025, municipal deposits totaled $39.2 million, which represented 6.2% of total deposits, and brokered deposits totaled $94.2 million, which represented 14.9% of deposits. At December 31, 2024, municipal deposits totaled $30.7 million, which represented 4.8% of deposits, and brokered deposits totaled $101.6 million, which represented 15.8% of total deposits. At March 31, 2025, uninsured deposits totaled $49.8 million, comprised of 224 account holders, which represented 7.9% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $32.4 million, or 18.8%, to $139.8 million at March 31, 2025 from $172.2 million at December 31, 2024. Specifically short-term advances decreased by $5.0 million while long-term advances decreased $27.4 million. The weighted average rate of borrowings was 4.52% and 4.49% as of March 31, 2025 and December 31, 2024, respectively. The increased rate in the lower rate environment reflected shorter maturities of the borrowings. Total borrowing capacity at the Federal Home Loan Bank was $261.9 million at March 31, 2025, of which $139.8 million has been advanced.

Total Equity. Stockholders’ equity increased $965,000 to $138.3 million, primarily due to net income of $731,000 and by a decrease in accumulated other comprehensive loss of $360,000, offset by the repurchase of 50,211 shares at a cost of $398,000. At March 31, 2025, the Company’s ratio of average stockholders’ equity-to-average total assets was 14.59%, compared to 13.99% at December 31, 2024.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost (1)	Average Balance	Interest and Dividends	Yield/ Cost (1)
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$16,601	$265	6.37%	$9,865	$150	6.10%
Loans	705,095	8,603	4.88%	713,430	8,207	4.61%
Securities	145,280	1,833	5.05%	166,666	1,529	3.67%
Other interest-earning assets	8,305	222	10.72%	8,101	175	8.63%
Total interest-earning assets	875,281	10,923	4.99%	898,062	10,061	4.49%

Non-interest-earning assets	68,251			55,694
Total assets	$943,532			$953,756
Liabilities and equity:
NOW and money market accounts	$79,400	$458	2.34%	$69,450	$334	1.94%
Savings accounts	45,832	225	1.99%	43,348	198	1.84%
Certificates of deposit (1)	484,253	5,079	4.25%	516,496	5,438	4.23%
Total interest-bearing deposits	609,485	5,762	3.83%	629,294	5,970	3.82%

Federal Home Loan Bank advances (1)	158,116	1,568	4.02%	153,269	1,440	3.78%
Total interest-bearing liabilities	767,601	7,330	3.87%	782,563	7,410	3.81%
Non-interest-bearing deposits	32,763			30,018
Other non-interest-bearing liabilities	5,463			4,175
Total liabilities	805,827			816,756

Total equity	137,705			136,810
Total liabilities and equity	$943,532			$953,566
Net interest income		$3,593			$2,651
Interest rate spread (2)			1.12%			0.68%
Net interest margin (3)			1.66%			1.18%
Average interest-earning assets to average interest-bearing liabilities	114.03%			114.76%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the three months ended March 31, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $177,000 and $288,000 respectively.

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

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$108	$7	$115
Loans receivable	(575)	971	396
Securities	(1,093)	1,397	304
Other interest earning assets	4	43	47
Total interest-earning assets	(1,555)	2,417	862

Interest expense:
NOW and money market accounts	51	73	124
Savings accounts	11	16	27
Certificates of deposit	(526)	167	(359)
Federal Home Loan Bank advances	43	85	128
Total interest-bearing liabilities	(421)	341	(80)
Net (decrease) increase in net interest income	$(1,134)	$2,076	$942

Comparison of Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024

General. Net income increased by $1.2 million to $731,000 for the three months ended March 31, 2025 from a net loss of $441,000 for the three months ended March 31, 2024. The increase was primarily due to an increase of $942,000 in net interest income, and a $590,000 increase in non-interest income, partially offset by an increase of $300,000 in occupancy and equipment costs, and a decrease of $259,000 in income tax benefit.

Interest Income. Interest income increased $862,000, or 8.6%, from $10.1 million for the three months ended March 31, 2024 to $10.9 million for the three months ended March 31, 2025 primarily due to higher yields on interest-earning assets.

Interest income on cash and cash equivalents increased $115,000, or 76.7%, to $265,000 for the three months ended March 31, 2025 from $150,000 for the three months ended March 31, 2024 due to a $6.7 million increase in the average balance to $16.6 million for the three months ended March 31, 2025 from $9.9 million for the three months ended March 31, 2024, reflecting the decrease in loans and securities. The increase was augmented by an 27 basis point increase in the average yield from 6.10% for the three months ended March 31, 2024 to 6.37% for the three months ended March 31, 2025.

Interest income on loans increased $396,000, or 4.8%, to $8.6 million for the three months ended March 31, 2025 compared to $8.2 million for the three months ended March 31, 2024 due primarily to a 27 basis point increase in the average yield from 4.61% for the three months ended March 31, 2024 to 4.88% for the three months ended March 31, 2025, which was offset by a $8.3 million decrease in the average balance to $705.1 million for the three months ended March 31, 2025 from $713.4 million for the three months ended March 31, 2024.

Interest income on securities increased $304,000, or 19.9%, to $1.8 million for the three months ended March 31, 2025 from $1.5 million for the three months ended March 31, 2024  primarily due to a 138 basis point increase in the average yield from 3.67% for the three months ended March 31, 2024 to 5.05% for the three months ended March 31, 2025 due to a rebalancing of the balance sheet in the fourth quarter of 2024. This was partially offset by a $21.4 million decrease in the average balance to $145.3 million for the three months ended March 31, 2025 from $166.7 million for the three months ended March 31, 2024.

Interest Expense. Interest expense decreased $80,000, or 1.1%, from $7.4 million for the three months ended March 31, 2024 to $7.3 million for the three months ended March 31, 2025 due to lower average balances on certificates of deposit, offset by an increase in average borrowing and borrowing costs.

Interest expense on interest-bearing deposits decreased $208,000, or 3.5%, to $5.8 million for the three months ended March 31, 2025 from $6.0 million for the three months ended March 31, 2024. The decrease was primarily due to lower average balances on certificates of deposit, which decreased to $484.3 million for the three months ended March 31, 2025 from $516.5 million for the three months ended March 31, 2024. The decrease was offset by an increase in the average balances of NOW and money market accounts, which increased by $10.0 million, from $69.4 million for the three months ended  March 31, 2024 to $79.4 million for the three months ended March 31, 2025, and due to  higher cost of borrowings for those accounts which increased 40 basis points from 1.94% for the three months ended March 31, 2024, to 2.34% for the three months ended March 31, 2025.

Interest expense on Federal Home Loan Bank advances increased $128,000, or 8.9%, from $1.4 million for the three months ended March 31, 2024 to $1.6 million for the three months ended March 31, 2025. The increase was due to an increase in the average balance of $4.8 million to $158.1 million for the three months ended March 31, 2025.  The increase was also due to a 24 basis point increase in the average cost of borrowings to 4.02% for the three months ended March 31, 2025 from 3.78% for the three months ended March 31, 2024 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $942,000, or 35.5%, to $3.6 million for the three months ended March 31, 2025 from $2.7 million for the three months ended March 31, 2024.  The increase reflected a 44 basis point increase in our net interest rate spread to 1.12% for the three months ended March 31, 2025 from 0.68% for the three months ended March 31, 2024. Our net interest margin increased 48 basis points to 1.66% for the three months ended March 31, 2025 from 1.18% for the three months ended March 31, 2024.

Provision for Credit Losses. We recorded an $80,000 recovery of credit losses for the three months ended March 31, 2025 compared to a $35,000 provision for credit losses for the three months ended March 31, 2024. The decrease in the allowance for credit losses was due to the decrease in loans and held-to-maturity securities.

Non-Interest Income. Non-interest income increased by $590,000, or 197.4%, to $889,000 for the three months ended March 31, 2025 from $299,000 for the three months ended March 31, 2024.  Bank-owned life insurance income increased $550,000, or 259.5%, due to a death benefit receivable related to a former employee and higher balances during 2025. Additionally, we had a gain on the sale of  one loan of $29,000 compared to no gain on sale of loans for the three months ended March 31, 2024.

Non-Interest Expense. For the three months ended March 31, 2025, non-interest expense increased $217,000, or 5.9%, over the comparable 2024 period. This was due to a $300,000, or 80.9%, increase in occupancy and equipment expense, which increased as a result of increased occupancy costs related to the sale leaseback transaction that was completed in the fourth quarter of 2024, offset by a $78,000, or 3.6%, decrease in salaries and benefits costs, which was a result of reduced headcount.

Income Tax Expense. Income tax benefit decreased $259,000, or 90.2%, to a benefit of $28,000 for the three months ended March 31, 2025 from a $287,000 benefit for the three months ended March 31, 2024. The decrease was due to an increase of $1.4 million of taxable income.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and securities, have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management processes and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity position, alternative funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2025. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$78,565	$(46,031)	(36.94)%	9.42%	(31.69)%
300 bp	90,398	(34,198)	(27.45)	10.62	(22.99)
200 bp	101,157	(23,439)	(18.81)	11.65	(15.52)
100 bp	112,744	(11,852)	(9.51)	12.73	(7.69)
—	124,596	—	—	13.79	—
(100) bp	136,202	11,606	9.31	14.77	7.11
(200) bp	145,925	21,329	17.12	15.54	12.69
(300) bp	155,841	31,245	25.08	16.28	18.06
(400) bp	167,623	43,027	34.53	17.14	24.29

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

As of March 31, 2025, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(13.35)%
300	(9.70)
200	(6.32)
100	(3.06)
—	—
(100)	1.00
(200)	1.54
(300)	1.36
(400)	0.12

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At March 31, 2025, we had the ability to borrow up to $261.9 million, of which $139.8 million was outstanding and $5.7 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2025, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and loan and security sales are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2025, cash and cash equivalents totaled $25.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $137.7 million at March 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2025 totaled $439.7 million, or 69.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At March 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of March 31, 2025, the Bank reported as a qualifying community bank with a ratio of 15.00%.

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

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of March 31, 2025.  Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the three months ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At March 31, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

The Bank has completed its previous repurchase program and currently has no active repurchase program. As of March 31, 2025, 238,258 shares had been repurchased pursuant to the previous program at a cost of $1.7 million.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	22,421	$7.86	22,421	27,790
February 1 - 28, 2025	19,890	7.92	19,890	7,900
March 1 - 31, 2025	7,900	7.96	7,900	-
Total	50,211	$7.90	50,211

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.         Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Bogota Financial Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

3.2

Amended and Restated Bylaws of Bogota Financial Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2024 (Commission File No. 333-233680))

4.1	Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

10.1	Agreement for Purchase and Sale of Property, dated November 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2025 (Commission File No. 333-233680)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 13, 2025	/s/ Kevin Pace
Kevin Pace
President, Chief Executive Officer and Director

Date: May 13, 2025	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer