Form 10-Q
period 2025-06-30
Bogota Financial Corp.
filed 2025-08-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 13,008,389 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$9,471,838	$18,020,527
Interest-bearing deposits in other banks	10,861,717	34,211,681
Cash and cash equivalents	20,333,555	52,232,208
Securities available for sale, at fair value	144,602,468	140,307,447
Loans, net of allowance for credit losses of $2,590,950 and $2,620,949, respectively	693,211,303	711,716,236
Premises and equipment, net	4,561,786	4,727,302
Federal Home Loan Bank (FHLB) stock and other restricted securities	7,204,900	8,803,000
Accrued interest receivable	4,225,196	4,232,563
Core deposit intangibles	129,255	152,893
Bank-owned life insurance	31,329,401	31,859,604
Right of use asset	10,506,417	10,776,596
Other assets	5,730,379	6,682,035
Total Assets	$921,834,660	$971,489,884
Liabilities and Equity
Non-interest bearing deposits	$30,696,810	$32,681,963
Interest bearing deposits	597,532,976	609,506,079
Total deposits	628,229,786	642,188,042
FHLB advances-short term	40,000,000	29,500,000
FHLB advances-long term	95,944,439	142,673,182
Advance payments by borrowers for taxes and insurance	3,223,479	2,809,205
Lease liabilities	10,579,107	10,780,363
Other liabilities	5,418,148	6,249,932
Total liabilities	783,394,959	834,200,724

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 13,008,389 issued and outstanding at June 30, 2025 and 13,059,175 at December 31, 2024	130,083	130,592
Additional paid-in capital	55,260,550	55,269,962
Retained earnings	90,961,990	90,006,648
Unearned ESOP shares (369,670 shares at June 30, 2025 and 382,933 shares at December 31, 2024)	(4,369,992)	(4,520,594)
Accumulated other comprehensive loss	(3,542,930)	(3,597,448)
Total stockholders’ equity	138,439,701	137,289,160
Total liabilities and stockholders’ equity	$921,834,660	$971,489,884

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$8,291,923	$8,299,404	$16,895,052	$16,506,796
Securities
Taxable	1,943,360	1,846,717	3,773,754	3,363,060
Tax-exempt	2,894	13,124	5,789	26,272
Other interest-earning assets	266,987	314,964	754,158	639,268
Total interest income	10,505,164	10,474,209	21,428,753	20,535,396
Interest expense
Deposits	5,524,138	6,253,895	11,286,462	12,223,776
FHLB advances	1,286,421	1,476,600	2,854,448	2,916,669
Total interest expense	6,810,559	7,730,495	14,140,910	15,140,445
Net interest income	3,694,605	2,743,714	7,287,843	5,394,951
Provision (recovery) for credit losses	—	35,000	(80,000)	70,000
Net interest income after (recovery) provision for credit losses	3,694,605	2,708,714	7,367,843	5,324,951
Non-interest income
Fees and service charges	59,755	49,203	115,574	107,790
Gain on sale of loans	8,768	—	37,830	—
Bank-owned life insurance	228,392	215,056	990,623	427,015
Other	34,795	38,945	77,055	67,477
Total non-interest income	331,710	303,204	1,221,082	602,282
Non-interest expense
Salaries and employee benefits	2,059,942	2,143,388	4,140,141	4,301,953
Occupancy and equipment	640,444	366,908	1,311,913	738,025
FDIC insurance assessment	103,934	106,716	210,520	207,313
Data processing	305,034	318,520	620,731	622,125
Advertising	16,000	115,100	121,500	225,200
Director fees	170,812	151,549	330,256	307,249
Professional fees	372,364	260,112	571,094	456,897
Other	185,972	263,490	408,017	510,112
Total non-interest expense	3,854,502	3,725,783	7,714,172	7,368,874
Income (loss) before income taxes	171,813	(713,865)	874,753	(1,441,641)
Income tax benefit	(52,582)	(281,386)	(80,589)	(568,182)
Net income (loss)	$224,395	$(432,479)	$955,342	$(873,459)
Earnings (loss) per Share - basic	$0.02	$(0.03)	$0.08	$(0.07)
Earnings (loss) per Share - diluted	$0.02	$(0.03)	$0.08	$(0.07)
Weighted average shares outstanding - basic	12,635,990	12,803,925	12,642,744	12,828,428
Weighted average shares outstanding - diluted	12,641,179	12,803,925	12,644,701	12,828,428

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$224,395	$(432,479)	$955,342	$(873,459)
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available for sale:	(379,866)	1,030,695	566,084	(52,070)
Tax effect	106,780	(289,728)	(159,127)	14,637
Net of tax	(273,086)	740,967	406,957	(37,433)
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	180,712	—	180,712	6,414
Tax effect	(50,798)	—	(50,798)	(3,309)
Net of tax	129,914	—	129,914	3,105
Derivatives:
Unrealized (loss) gain on swap contracts accounted for as cash flow hedges	(226,145)	59,173	(670,961)	719,520
Tax effect	63,570	(16,633)	188,608	(202,257)
Net of tax	(162,575)	42,540	(482,353)	517,263
Total other comprehensive (loss) income	(305,747)	783,507	54,518	482,935
Comprehensive (loss) income	$(81,352)	$351,028	$1,009,860	$(390,524)

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-in	Retained	Unearned	Comprehensive	Stockholders
	Stock Shares	Stock	Capital	Earnings	ESOP shares	(Loss) Income	Equity
Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(440,980)	—	—	(440,980)
Other comprehensive loss	—	—	—	—	—	(300,572)	(300,572)
Restricted stock issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	234,493	—	—	—	234,493
Stock purchased and retired	(33,083)	(331)	(269,364)	—	—	—	(269,695)
ESOP Shares released (6,447 shares)	—	—	(25,025)	—	75,301	—	50,276
Balance March 31, 2024	13,256,147	132,461	56,090,019	91,736,088	(4,746,497)	(6,765,346)	$136,446,725
Net loss	—	—	—	(432,479)	—	—	(432,479)
Other comprehensive income	—	—	—	—	—	783,507	783,507
Stock based compensation	—	—	237,093	—	—	—	237,093
Stock purchased and retired	(107,323)	(1,073)	(733,660)	—	—	—	(734,733)
ESOP Shares released (6,668 shares)	—	—	(31,768)	—	75,301	—	43,533
Balance June 30, 2024	13,148,824	$131,388	$55,561,684	$91,303,609	$(4,671,196)	$(5,981,839)	$136,343,646

Balance January 1, 2025	13,059,175	$130,592	$55,269,962	$90,006,648	$(4,520,594)	$(3,597,448)	$137,289,160
Net income	—	—	—	730,947	—	—	730,947
Other comprehensive income	—	—	—	—	—	360,265	360,265
Stock based compensation	—	—	221,180	—	—	—	221,180
Stock purchased and retired	(50,211)	(503)	(397,712)	—	—	—	(398,215)
ESOP shares released (6,595 shares)	—	—	(24,832)	—	75,301	—	50,469
Balance March 31, 2025	13,008,964	$130,089	$55,068,598	$90,737,595	$(4,445,293)	$(3,237,183)	$138,253,806
Net income	—	—	—	224,395	—	—	224,395
Other comprehensive loss	—	—	—	—	—	(305,747)	(305,747)
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(575)	(6)	(4,571)	—	—	—	(4,577)
ESOP shares released (6,668 shares)	—	—	(28,912)	—	75,301	—	46,389
Balance June 30, 2025	$13,008,389	$130,083	$55,260,550	$90,961,990	$(4,369,992)	$(3,542,930)	$138,439,701

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$955,342	$(873,459)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of intangible assets	46,341	4,512
(Recovery) provision for credit losses	(80,000)	70,000
Depreciation of premises and equipment	201,684	249,057
Amortization of deferred loan (fees) costs, net	16,914	39,905
Amortization of premiums and accretion of discounts on securities, net	42,886	20,180
Deferred income benefit	(69,637)	(530,154)
Gain on sale of loans	(37,830)	—
Proceeds from sale of loans	(1,932,899)	—
Origination of loans held for sale	1,970,729	—
Increase in cash surrender value of bank owned life insurance	(990,623)	(427,015)
Employee stock ownership plan expense	96,858	93,809
Stock based compensation	446,615	471,586
Changes in:
Accrued interest receivable	7,367	(297,917)
Net changes in other assets	1,902,625	(273,053)
Net changes in other liabilities	(672,292)	222,532
Net cash used for operating activities	1,904,080	(1,230,017)
Cash flows from investing activities
Purchases of securities held to maturity	—	(10,645,873)
Purchases of securities available for sale	(27,699,938)	(40,228,923)
Maturities, calls, and repayments of securities available for sale	23,928,115	2,183,086
Maturities, calls, and repayments of securities held to maturity	—	2,128,259
Net decrease in loans	18,581,405	6,432,091
Purchases of premises and equipment	(36,169)	(499,933)
Purchase of FHLB stock	(2,420,100)	(4,164,500)
Redemption of FHLB stock	4,018,200	3,639,400
Net cash provided by (used for) investing activities	16,371,513	(41,156,393)
Cash flows from financing activities
Net (decrease) increase in deposits	(13,958,256)	23,778,962
Net decrease in short-term FHLB advances	10,500,000	22,500,000
Proceeds from long-term FHLB non-repo advances	—	—
Repayments of long-term FHLB non-repo advances	(46,732,049)	(10,730,642)
Repurchase of common stock	(398,215)	(1,004,428)
Net increase in advance payments from borrowers for taxes and insurance	414,274	504,588
Net cash (used for) provided by financing activities	(50,174,246)	35,048,480
Net decrease in cash and cash equivalents	(31,898,653)	(7,337,930)
Cash and cash equivalents at beginning of year	52,232,208	24,929,471
Cash and cash equivalents at June 30,	$20,333,555	$17,591,541
Supplemental cash flow information
Income taxes paid	$100,000	$40,000
Interest paid	14,140,910	15,140,445
Fair value change in cash flow hedges	$(670,961)	$719,521
Fair value change in fair value hedges, net	9,397	600,181

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC, formed to hold real estate owned by the Company, was inactive at June 30, 2025 and December 31, 2024.

The Bank generally originates residential, commercial and consumer loans to, and accepts deposits from, customers in New Jersey. The debtors’ ability to repay the loans is dependent upon the region’s economy and the borrowers’ circumstances. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net loss or stockholders' equity.

Earnings (Loss) per Share: Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock vested or stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and six months ended June 30, 2025 and June 30, 2024, options to purchase 508,619 and 523,619 common shares, respectively, with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. For the three and six months ended June 30, 2025, 5,189 and 1,957 shares of outstanding non-vested stock were added in the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Numerator
Net income (loss)	$224,395	$(432,479)	$955,342	$(873,459)
Denominator:
Weighted average shares outstanding - basic	12,635,990	12,803,925	12,642,744	12,828,428
Effect of non-unvested restricted stock	5,189	—	1,957	—
Weighted average shares outstanding - diluted	12,641,179	12,803,925	12,644,701	12,828,428
Earnings (loss) per common share:
Basic	$0.02	$(0.03)	$0.08	$(0.07)
Diluted	0.02	(0.03)	0.08	(0.07)

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Segment Reporting: The Company operates one reportable segment of business, “retail banking.” Through its retail banking segment, the Company provides a broad range of retail and commercial banking services. The accounting policies of the retail banking segment are the same as those described in the summary of significant accounting policies.

The Company's chief operating decision maker ("CODM") is the President and Chief Executive Officer, who decides how to allocate resources based on net income that also is reported on the statement of operations as consolidated net income.

The measure of segment assets is reported on the statement of financial condition as total consolidated assets.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, none of which had an allowance for credit losses at June 30, 2025 and December 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(99,198)	$2,900,802
Corporate bonds due in:
Less than one year	350,000	323	—	350,323
One through five years	11,122,059	75,103	(124,358)	11,072,804
Five through ten years	30,326,179	208,861	(1,055,169)	29,479,871
Greater than ten years	4,339,950	141,790	—	4,481,740
Municipal obligations due in:
Five through ten years	506,192	—	(93,487)	412,705
MBS – residential	83,649,212	189,616	(2,199,718)	81,639,110
MBS – commercial	16,314,040	—	(2,048,927)	14,265,113
Total	$149,607,632	$615,693	$(5,620,857)	$144,602,468

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024
U.S. government and agency obligations
Less than one year	$10,000,000	$—	$(55,870)	$9,944,130
One through five years	3,000,000	—	(151,590)	2,848,410
Corporate bonds due in:
Less than one year	350,000	1,090	—	351,090
One through five years	9,112,269	83,414	(64,547)	9,131,136
Five through ten years	25,410,219	202,205	(1,389,376)	24,223,048
Greater than ten years	4,321,924	202,576	—	4,524,500
Municipal obligations due in:
Greater than ten years	506,706	—	(108,431)	398,275
MBS – residential	76,661,752	53,730	(2,162,673)	74,552,809
MBS – commercial	16,515,823	—	(2,181,774)	14,334,049
Total	$145,878,693	$543,015	$(6,114,261)	$140,307,447

All of the mortgaged-backed securities (“MBSs”) are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association.

There were no sales of securities during the three and six months ended June 30, 2025 or June 30, 2024.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The age of unrealized losses and the fair value of related securities as of  June 30, 2025 and  December 31, 2024 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2025
U.S. government and agency obligations	$—	$—	$2,900,802	$(99,198)	$2,900,802	$(99,198)
Corporate bonds	5,730,360	(73,886)	12,869,845	(1,105,641)	18,600,205	(1,179,527)
Municipal obligations	—	—	412,705	(93,487)	412,705	(93,487)
MBS – residential	52,208,583	(269,733)	9,702,044	(1,929,985)	61,910,627	(2,199,718)
MBS – commercial	—	—	14,265,113	(2,048,927)	14,265,113	(2,048,927)
Total	$57,938,943	$(343,619)	$40,150,509	$(5,277,238)	$98,089,452	$(5,620,857)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. government and agency obligations	$—	$—	$12,792,540	$(207,460)	$12,792,540	$(207,460)
Corporate bonds	-	-	15,965,261	(1,453,923)	15,965,261	(1,453,923)
Municipal obligations	-	-	398,275	(108,431)	398,275	(108,431)
MBS – residential	43,739,606	(120,511)	11,741,816	(2,042,162)	55,481,422	(2,162,673)
MBS – commercial	-	-	14,334,049	(2,181,774)	14,334,049	(2,181,774)
Total	$43,739,606	$(120,511)	$55,231,941	$(5,993,750)	$98,971,547	$(6,114,261)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At June 30, 2025, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. There were 51 securities in a loss position at June 30, 2025. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at June 30, 2025. As of June 30, 2025, no allowance for credit losses ("ACL") was required on available for sale securities. At June 30, 2025 and December 31, 2024, securities available for sale with a carrying value of $5,476,487 and $5,741,240 were pledged to secure public deposits. Securities available for sale at June 30, 2025 and December 31, 2024, which were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York, had a carrying value of $69,916 and $12,881,892, respectively.

NOTE 3 – LOANS

Loans are summarized as follows at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Real estate:	(unaudited)
Residential First Mortgage	$458,212,962	$472,747,542
Commercial Real Estate	125,349,129	118,008,866
Multi-Family Real Estate	82,118,178	74,152,418
Construction	25,766,387	43,183,657
Commercial and Industrial	4,282,269	6,163,747
Consumer	73,328	80,955
Total loans	695,802,253	714,337,185
Allowance for credit losses	(2,590,950)	(2,620,949)
Net loans	$693,211,303	$711,716,236

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At June 30, 2025 and December 31, 2024, such loans totaled $2,052,522 and $2,256,911, respectively.

At June 30, 2025 and December 31, 2024, deferred loan fees were $2,458,592 and $2,496,364, respectively.

The following table presents the activity in the ACL by portfolio segment for the three and six months ended June 30, 2025 and 2024:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended June 30, 2025
Allowance for credit losses:
Beginning balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$223	$2,590,950
Provision for (recovery) of credit losses	—	—	—	—	—	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$223	$2,590,950

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$1,859,349	$464,100	$317,700	$124,100	$20,700	$—	$2,785,949
Provision for (recovery) of credit losses	(22,440)	(7,202)	(2,205)	(18,674)	12,521	—	(38,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,836,909	$456,898	$315,495	$105,426	$33,221	$—	$2,747,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949
Provision for (recovery) of credit losses	(20,064)	25,874	(10,084)	(30,288)	4,340	223	(29,999)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$223	$2,590,950

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for (recovery) of credit losses	(15,060)	19,718	(1,805)	(52,074)	11,221	—	(38,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,836,909	$456,898	$315,495	$105,426	$33,221	$—	$2,747,949

For the three and six months ended June 30, 2025, the provision for credit losses included a recovery of $50,000 due to a decrease in off-balance sheet commitments.

Since the Bank continues to have limited historical loss history, the majority of changes in the ACL noted in the above tables are driven by changes in the balances of the related loan segments and in the economic forecast.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance of non-performing loans by portfolio segments as of  June 30, 2025 and  December 31, 2024:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
June 30, 2025
Residential First Mortgage	$1,863,957	$2,223,128	$2,223,128	$—
Commercial Real Estate	1,205,025	747,048	747,048	—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$13,962,695	$13,863,889	$13,863,889	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2024
Residential First Mortgage	$1,432,072	$1,863,957	$1,863,957	$—
Commercial Real Estate	450,392	1,205,025	1,205,025	$—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$12,776,177	$13,962,695	$13,962,695	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at June 30, 2025 and December 31, 2024:

June 30, 2025
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,223,128	$—
Commercial Real Estate	747,048	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,863,889	$—

December 31, 2024
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,863,957	$—
Commercial Real Estate	1,205,025	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,962,695	$—

Interest income recognized during impairment and cash-basis interest income for the three and six months ended June 30, 2025 and 2024 was nominal.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

No nonaccrual loans had specific reserves as of June 30, 2025 as they were all well-secured and in the process of collection. The Bank had no other real estate owned at either June 30, 2025 or December 31, 2024.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2025 and December 31, 2024, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2025
Residential First Mortgage	$43,912	$138,532	$1,419,179	$1,601,623	$456,611,339	$458,212,962
Commercial Real Estate	—	7,199,422	747,048	7,946,470	117,402,659	125,349,129
Multi-Family Real Estate	—	—	—	—	82,118,178	82,118,178
Construction	—	—	10,893,713	10,893,713	14,872,674	25,766,387
Commercial and Industrial	—	—	—	—	4,282,269	4,282,269
Consumer	—	—	—	—	73,328	73,328
Total	$43,912	$7,337,954	$13,059,940	$20,441,806	$675,360,447	$695,802,253

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2024
Residential First Mortgage	$119,309	$1,607,835	$513,297	$2,240,441	$470,507,101	$472,747,542
Commercial Real Estate	—	—	1,205,025	1,205,025	116,803,841	118,008,866
Multi-Family Real Estate	—	—	—	—	74,152,418	74,152,418
Construction	—	—	10,893,713	10,893,713	32,289,944	43,183,657
Commercial and Industrial	—	—	—	—	6,163,747	6,163,747
Consumer	-	—	—	-	80,955	80,955
Total	$119,309	$1,607,835	$12,612,035	$14,339,179	$699,998,006	$714,337,185

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of June 30, 2025 and  December 31, 2024:

	Term Loans by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$1,368,199	$26,925,184	$20,243,142	$102,492,362	$30,516,063	$133,128,517	$141,647,717	$456,321,184
Special Mention	—	—	—	—	—	812,051	598,423	1,410,474
Substandard	—	—	—	—	—	143,896	337,408	481,304
Doubtful	—	—	—	—	—	—	—	—
Total	1,368,199	26,925,184	20,243,142	102,492,362	30,516,063	134,084,464	142,583,548	458,212,962
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	7,117,632	16,009,482	15,460,927	5,294,390	1,733,941	78,473,437	512,272	124,602,081
Special Mention	—	—	—	—	—	747,048	—	747,048
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	7,117,632	16,009,482	15,460,927	5,294,390	1,733,941	79,220,485	512,272	125,349,129
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	1,060,991	—	—	5,131,494	—	5,981,540	69,944,153	82,118,178
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,060,991	—	—	5,131,494	—	5,981,540	69,944,153	82,118,178
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	14,872,674	14,872,674
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	25,766,387	25,766,387
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	25,180	2,107,207	173,002	—	—	209,827	1,767,053	4,282,269
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	25,180	2,107,207	173,002	—	—	209,827	1,767,053	4,282,269
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	73,328	73,328
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	73,328	73,328
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$9,572,002	$45,041,873	$35,877,071	$112,918,246	$32,250,004	$219,496,316	$240,646,741	$695,802,253

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

There were no loan modifications during the three- or  six-month periods ended  June 30, 2025 .

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITES

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

Interest Rate Swaps. At June 30, 2025 and  December 31, 2024, the Company had five cash flow interest rate swaps with notional amounts of $65.0 million hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount, which converts variable-rate liabilities to a fixed rate.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount, which convert fixed-rate assets into a variable rate. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2025:

			June 30,	December 31,
			2025	2024
			Asset Derivative	Asset Derivative
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$(19,621)	$651,340
Interest rate swaps	Fair Value	Other (Liabilities) Assets	$(154,318)	$109,594
Interest rate swaps	Fair Value	Loans, net	$190,136	$(83,173)
Total derivative instruments			$16,197	$677,761

For the three and six months ended June 30, 2025, unrealized gains of $163,000 and $482,000 were recorded for changes in fair value of interest rate swaps with third parties and at June 30, 2025, accrued interest was $90,000, after-tax.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations. During the three months ended  June 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $186,000 and $461,000, respectively. During the six months ended  June 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $363,000 and $749,000, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – FAIR VALUE

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2025
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,900,802	$—	$2,900,802	$—
Corporate bonds	45,384,738	—	45,384,738	—
Municipal obligations	412,705	—	412,705	—
MBS - residential	81,639,110	—	81,639,110	—
MBS - commercial	14,265,113	—	14,265,113	—
Fair value hedge	35,818	—	35,818	—
Liabilities:
Cash flow hedge	19,621	—	19,621	—
	$144,618,665	$—	$144,582,847	$—
As of December 31, 2024
Assets:
Securities available for sale:
U.S. government and agency obligations	$12,792,540	$—	$12,792,540	$—
Corporate bonds	38,229,775	—	38,229,775	—
Municipal obligations	398,275	—	398,275	—
MBS - residential	74,552,809	—	74,552,809	—
MBS - commercial	14,334,048	—	14,334,048	—

Cash flow hedge	651,340	—	651,340	—
Fair value hedge	26,421	—	26,421	—
	$140,985,208	$—	$140,333,868	$—

There were no transfers between level 1 and level 2 during the three or six months ended June 30, 2025.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at June 30, 2025 and December 31, 2024, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2025
Financial instruments - assets
Loans	$695,802	$667,016	$—	$—	$667,016
Financial instruments - liabilities
Certificates of deposit	481,824	481,497	—	481,497	—
Borrowings	135,944	136,520	—	136,520	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2024
Financial instruments - assets
Loans	$714,337	$686,977	$—	$—	$686,977
Financial instruments - liabilities
Certificates of deposit	493,280	493,769	—	493,769	—
Borrowings	172,173	172,575	—	172,575	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and six months ended June 30, 2025 and 2024 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
June 30, 2025
Beginning balance	$(3,325,126)	$(60,526)	$148,469	$(3,237,183)
Other comprehensive (loss) income before reclassification	(273,086)	—	(162,575)	(435,661)
Amounts reclassified	—	129,914	—	129,914
Net period comprehensive (loss) income	(273,086)	129,914	(162,575)	(305,747)
Ending balance	$(3,598,212)	$69,388	$(14,106)	$(3,542,930)

June 30, 2024
Beginning balance	$(7,417,907)	$5,654	$646,907	$(6,765,346)
Other comprehensive income before reclassification	740,968	—	42,539	783,507
Amounts reclassified	—	—	—	—
Net period comprehensive income	740,968	—	42,539	783,507
Ending balance	$(6,676,939)	$5,654	$689,446	$(5,981,839)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Six Months Ended June 30, 2025
Beginning balance	$(4,005,169)	$(60,526)	$468,247	$(3,597,448)
Other comprehensive income (loss) before reclassification	406,957	—	(482,353)	(75,396)
Amounts reclassified	—	129,914	—	129,914
Net period comprehensive income (loss)	406,957	129,914	(482,353)	54,518
Ending balance	$(3,598,212)	$69,388	$(14,106)	$(3,542,930)

Six Months Ended June 30, 2024
Beginning balance	$(6,639,506)	$2,549	$172,183	$(6,464,774)
Other comprehensive (loss) income before reclassification	(37,433)	3,105	517,263	482,935
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	(37,433)	3,105	517,263	482,935
Ending balance	$(6,676,939)	$5,654	$689,446	$(5,981,839)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including potential recessionary conditions;

●	the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;

●	changes in the amount and trend of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates and the methodology for calculating the allowance for credit losses;

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;

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

●	changes in investor sentiment and consumer spending, borrowing and saving habits;

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Assets decreased $49.7 million, or 5.1%, from $971.5 million at December 31, 2024 to $921.8 million at June 30, 2025, primarily due to a $31.9 million, or 61.1%, decrease in cash and cash equivalents, and an $18.5 million, or 2.6%, decrease in loans, offset by a $4.3 million, or 3.1%, increase in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $31.9 million, or 61.1%, to $20.3 million at June 30, 2025 from $52.2 million at December 31, 2024, as excess funds were used to repay borrowings.

Securities Available for Sale. Securities available for sale increased $4.3 million, or 3.1%, to $144.6 million at June 30, 2025 from $140.3 million at December 31, 2024, primarily due to purchases of corporate bonds and residential mortgage-backed securities.

Net Loans.  Net loans decreased $18.5 million, or 2.6%, to $693.2 million at June 30, 2025 from $711.7 million at December 31, 2024. The decrease was due to a decrease of $14.5 million, or 3.1%, in one- to four-residential real estate loans to $458.2 million from $472.7 million at December 31, 2024, a decrease of $17.4 million, or 40.3%, in construction loans to $25.8 million at June 30, 2025 from $43.2 million at December 31, 2024, and a decrease of $1.9 million, or 30.5%, in commercial and industrial loans to $4.3 million at June 30, 2025 from $6.2 million at December 31, 2024, offset by a $8.0 million, or 10.7%, increase in multi-family real estate loans to $82.1 million at June 30, 2025 from $74.2 million at December 31, 2024, and by a $7.3 million, or 6.2%, increase in commercial real estate loans to $125.3 million at June 30, 2025 from $118.0 million at December 31, 2024. The decreases in one- to four-residential real estate loans and construction loans reflected a decrease in demand for such loans due to the interest rate environment. As of June 30, 2025 and December 31, 2024, the Bank had no loans held for sale.

Asset Quality.  Delinquent loans increased $6.1 million to $20.4 million, or 2.9% of total loans, at June 30, 2025, compared to $14.3 million, or 2.0% of total loans, at December 31, 2024. The increase was primarily due to one commercial real estate loan that became 60 days past due, which has a balance of $7.1 million, and is considered well-secured, accruing and in the process of collection. We did not record any specific reserves or charge-offs for our nonaccrual loans. During the same timeframe, non-performing assets decreased from $14.0 million at December 31, 2024 to $13.9 million, which represented 1.5% of total assets at June 30, 2025. The Company’s allowance for credit losses was 0.37% of total loans and 18.69% of non-performing loans at June 30, 2025 compared to 0.37% of total loans and 18.77% of non-performing loans at December 31, 2024.  The Bank does not have any exposure to commercial real estate loans secured by office space. Non-performing loans at June 30, 2025 were primarily comprised of one construction loan for a catering hall that is 99% complete, with a balance of $10.9 million and a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at June 30, 2025. The Company has commenced legal action to foreclose on the property, which is ongoing.  The Company did not record any charge-offs for the three and six months ended June 30, 2025 or 2024.

Total Liabilities. Total liabilities decreased $50.8 million, or 6.1%, to $783.4 million as of June 30, 2025 from $834.2 million as of December 31, 2024, primarily due to a $36.2 million decrease in borrowings and a $14.0 million decrease in deposits.

Deposits. Deposits decreased $14.0 million, or 2.2%, to $628.2 million at June 30, 2025 from $642.2 million at December 31, 2024. The decrease in deposits was reflected in most deposit categories including a decrease in certificates of deposit of $11.5 million, or 2.3%, to $481.8 million as of June 30, 2025 from $493.3 million at December 31, 2024, a decrease in NOW accounts of $2.8 million, or 5.0%, to $52.6 million as of June 30, 2025 from $55.4 million at December 31, 2024, a $2.3 million, or 16.6%, decrease in money market accounts to $11.7 million as of June 30, 2025 from $14.0 million at December 31, 2024. The decreases were offset by a $4.6 million, or 9.8%, increase in savings accounts. The changes reflected competition and customers moving funds into other higher-yielding investments.

At June 30, 2025, municipal deposits totaled $25.4 million, which represented 4.1% of total deposits, and brokered deposits totaled $108.0 million, which represented 17.2% of deposits. At December 31, 2024, municipal deposits totaled $30.7 million, which represented 4.8% of deposits, and brokered deposits totaled $101.6 million, which represented 15.8% of total deposits. At June 30, 2025, uninsured deposits totaled $57.0 million, comprised of 300 account holders, which represented 9.1% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $36.2 million, or 21.0%, to $136.0 million at June 30, 2025 from $172.2 million at December 31, 2024.  Long-term advances decreased $46.7 million, while short-term advances increased by $10.5 million. The weighted average rate of borrowings was 3.99% and 4.49% as of June 30, 2025 and December 31, 2024, respectively. Total borrowing capacity at the Federal Home Loan Bank was $241.3 million at June 30, 2025, of which $136.0 million has been advanced.  The decrease in borrowings was largely attributable to the repayment of advances and borrowings that matured during the six months ended June 30, 2025.

Total Equity. Stockholders’ equity increased $1.2 million to $138.4 million, primarily due to net income of $955,000. At June 30, 2025, the Company’s ratio of average stockholders’ equity-to-average total assets was 15.94%, compared to 13.99% at December 31, 2024.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$9,976	$106	4.26%	$8,644	$127	5.90%
Loans	697,792	8,292	4.77%	710,058	8,299	4.70%
Securities	141,141	1,946	5.52%	185,497	1,860	4.01%
Other interest-earning assets	7,085	161	9.09%	8,689	188	8.66%
Total interest-earning assets	855,994	10,505	4.92%	912,888	10,474	4.61%

Non-interest-earning assets	65,094			58,933
Total assets	$921,088			$971,821
Liabilities and equity:
NOW and money market accounts	$73,261	$447	2.44%	$67,687	$329	1.96%
Savings accounts	48,751	249	2.05%	44,093	205	1.87%
Certificates of deposit (1)	482,516	4,828	4.01%	517,882	5,720	4.44%
Total interest-bearing deposits	604,528	5,524	3.67%	629,662	6,254	3.99%

Federal Home Loan Bank advances (1)	130,277	1,286	3.96%	170,295	1,476	3.49%
Total interest-bearing liabilities	734,805	6,810	3.72%	799,957	7,730	3.89%
Non-interest-bearing deposits	32,076			39,162
Other non-interest-bearing liabilities	15,894			1,654
Total liabilities	782,775			840,773

Total equity	138,313			131,048
Total liabilities and equity	$921,088			$971,821
Net interest income		$3,695			$2,744
Interest rate spread (2)			1.20%			0.72%
Net interest margin (3)			1.74%			1.21%
Average interest-earning assets to average interest-bearing liabilities	116.49%			114.12%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the three months ended June 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $186,000 and $461,000 respectively.

(2)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,270	$371	5.58%	$8,505	$276	6.50%
Loans	701,423	16,895	4.82%	711,744	16,507	4.64%
Securities	143,199	3,779	5.28%	176,081	3,389	3.85%
Other interest-earning assets	7,692	384	9.97%	8,395	363	8.65%
Total interest-earning assets	865,584	21,429	4.95%	904,725	20,535	4.54%
Non-interest-earning assets	61,323			59,313
Total assets	$926,907			$964,038
Liabilities and equity:
NOW and money market accounts	$76,313	$904	2.39%	$68,569	$664	1.95%
Savings accounts	47,299	475	2.02%	43,720	403	1.85%
Certificates of deposit (1)	483,380	9,908	4.13%	517,189	11,157	4.34%
Total interest-bearing deposits	606,992	11,287	3.75%	629,478	12,224	3.91%
Federal Home Loan Bank advances (1)	144,120	2,854	3.99%	160,282	2,916	3.66%
Total interest-bearing liabilities	751,112	14,141	3.80%	789,760	15,140	3.86%
Non-interest-bearing deposits	32,425			38,425
Other non-interest-bearing liabilities	5,420			2,763
Total liabilities	788,957			830,948
Total equity	137,950			133,090
Total liabilities and equity	$926,907			$964,038
Net interest income		$7,288			$5,395
Interest rate spread (2)			1.15%			0.68%
Net interest margin (3)			1.70%			1.20%
Average interest-earning assets to average interest-bearing liabilities	115.24%			114.56%

(1)         Cash flow hedges are used to manage interest rate risk. During the six months ended June 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $363,000 and  $749,000 respectively.

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

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared to			Compared to
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$94	$(114)	$(21)	$201	$(106)	$95
Loans receivable	(534)	526	(7)	(592)	980	388
Securities	(2,142)	2,228	86	(1,554)	1,944	390
Other interest earning assets	(80)	53	(27)	(71)	92	21
Total interest-earning assets	(2,662)	2,693	31	(2,016)	2,910	894

Interest expense:
NOW and money market accounts	29	89	118	79	161	240
Savings accounts	23	21	44	34	38	72
Certificates of deposit	(368)	(524)	(892)	(718)	(531)	(1,249)
Federal Home Loan Bank advances	(1,138)	948	(190)	(591)	529	(62)
Total interest-bearing liabilities	(1,454)	534	(920)	(1,196)	197	(999)
Net (decrease) increase in net interest income	$(1,208)	$2,159	$951	$(820)	$2,713	$1,893

Comparison of Operating Results for the Three Months Ended June 30, 2025 and June 30, 2024

General. Net income increased $657,000 to $224,000 for the three months ended June 30, 2025 from a net loss of $432,000 for the three months ended June 30, 2024. The increase was primarily due to an increase of $920,000 in net interest income, partially offset by an increase of $129,000 in non-interest expenses, and a decrease of $229,000 in income tax benefit.

Interest Income. Interest income increased $31,000, or 0.3%, to $10.5 million for the three months ended June 30, 2025  and  June 30, 2024.

Interest income on cash and cash equivalents decreased $21,000, or 16.4%, to $106,000 for the three months ended June 30, 2025 from $127,000 for the three months ended June 30, 2024 due to a decrease of 164 basis points in the average yield from 5.90% for the three months ended June 30, 2024 to 4.26% for the three months ended June 30, 2025.  The decrease in the average yield was partially offset by a $1.3 million increase in the average balance to $9.9 million for the three months ended June 30, 2025 from $8.6 million for the three months ended June 30, 2024.

Interest income on loans decreased $7,000, or 0.1%, as a $12.3 million decrease in the average balance to $697.8 million for the three months ended June 30, 2025 from $710.1 million for the three months ended June 30, 2024 was offset by a seven basis point increase in the yield from 4.70% for the three months ended June 30, 2024 to 4.77% for the three months ended June 30, 2025.

Interest income on securities increased $86,000, or 4.6%, due to a 151 basis points, from 4.01% for the three months ended June 30, 2024 to 5.52% for the three months ended June 30, 2025, which was offset by a $44.4 million decrease in the average balance to $141.1 million for the three months ended June 30, 2025 from $185.5 million for the three months ended June 30, 2024.  The changes in the yield and average balance reflect that, in the fourth quarter of 2024, the Company sold approximately $66.0 million in amortized cost ($57.1 million in market value) of securities with a weighted average yield of 1.89% and reinvested $32.7 million of these proceeds into securities with a weighted average yield of 5.60%.

Interest Expense. Interest expense decreased $920,000, or 11.9%, from $7.7 million for the three months ended June 30, 2024 to $6.8 million for the three months ended June 30, 2025 due to lower average balances on certificates of deposit and borrowings and a decrease in the costs of certificates of deposit, offset by an increase in borrowing costs.

Interest expense on interest-bearing deposits decreased $730,000, or 11.7%, to $5.5 million for the three months ended June 30, 2025 from $6.3 million for the three months ended June 30, 2024. The decrease was primarily due to lower average balance of certificates of deposit, which decreased to $482.5 million for the three months ended June 30, 2025 from $517.9 million for the three months ended June 30, 2024. The decrease was offset by an increase in the average balances of NOW and money market accounts, which increased by $5.6 million, from $67.7 million for the three months ended  June 30, 2024 to $73.3 million for the three months ended June 30, 2025, and by an increase in the average balances of savings accounts, which increased by $4.7 million, from $44.1 million for the three months ended  June 30, 2024 to $48.8 million for the three months ended June 30, 2025. In addition to the changes in average balances, the average cost of interest bearing deposits decreased 32 basis points from 3.99% for the three months ended June 30, 2024, to 3.67% for the three months ended June 30, 2025, due to a 44 basis point decrease in the average costs of certificates of deposit, offset by increases in the average costs of NOW and money market accounts and savings accounts.

Interest expense on Federal Home Loan Bank advances decreased $190,000, or 12.9%, from $1.5 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. The decrease was due to a decrease in the average balance of $40.0 million to $130.3 million for the three months ended June 30, 2025.  The decrease was offset by a 47 basis point increase in the average cost of borrowings to 3.96% for the three months ended June 30, 2025 from 3.49% for the three months ended June 30, 2024 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $951,000, or 34.7%, to $3.7 million for the three months ended June 30, 2025 from $2.7 million for the three months ended June 30, 2024.  The increase reflected a 48 basis point increase in the net interest rate spread to 1.20% for the three months ended June 30, 2025 from 0.72% for the three months ended June 30, 2024. The net interest margin increased 53 basis points to 1.74% for the three months ended June 30, 2025 from 1.21% for the three months ended June 30, 2024.

Provision for Credit Losses. We did not record a provision for credit losses for the three months ended June 30, 2025 compared to a $35,000 provision for credit losses for the three months ended June 30, 2024. The decrease in the allowance for credit losses was due to the decrease in loans and held-to-maturity securities and the absence of charge-offs.

Non-Interest Income. Non-interest income increased by $29,000, or 9.4%, to $332,000 for the three months ended June 30, 2025 from $303,000 for the three months ended June 30, 2024.  Bank-owned life insurance income increased $13,000, or 6.0%, due to higher yield during 2025. Additionally, gains on the sale of loans increased $9,000 compared to no gain on sale of loans for the three months ended June 30, 2024.

Non-Interest Expense. For the three months ended June 30, 2025, non-interest expense increased $129,000, or 3.5%, over the comparable 2024 period. This was due to a $274,000, or 74.6%, increase in occupancy and equipment expense, which increased as a result of increased occupancy costs related to the sale leaseback transaction that was completed in the fourth quarter of 2024, and a $112,000, or 43.2%, increase in professional fees, which were largely attributable to legal expense related to ongoing foreclosure of one past due loan.  These increases were offset by a $83,000, or 3.9%, decrease in salaries and benefits costs, which was a result of reduced headcount, and a $99,000 decrease in advertising costs when compared to the three months ended June 30, 2024.

Income Tax Expense. Income tax benefit decreased $229,000, or 81.3%, to a benefit of $53,000 for the three months ended June 30, 2025 from a $281,000 benefit for the three months ended June 30, 2024. The decrease was due to an increase of $886,000 of net income.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and June 30, 2024

General. Net income increased by $1.8 million to $955,000 for the six months ended June 30, 2025 from a net loss of $873,000 for the six months ended June 30, 2024. The increase was primarily due to an increase of $1.9 million in net interest income, and a $619,000 increase in non-interest income, partially offset by an increase of $574,000 in occupancy and equipment costs, and a decrease of $488,000 in income tax benefit.  Income for the six months ended June 30, 2025 included a one-time death benefit of approximately $543,000 from the Company's bank-owned life insurance policy related to a former employee.

Interest Income. Interest income increased $893,000, or 4.4%, from $20.5 million for the six months ended June 30, 2024 to $21.4 million for the six months ended June 30, 2025 primarily due to higher yields on interest-earning assets, offset by a decrease in the average balance of interest-earning assets.

Interest income on cash and cash equivalents increased $95,000, or 34.4%, to $371,000 for the six months ended June 30, 2025 from $276,000 for the six months ended June 30, 2024 due to a $4.8 million increase in the average balance to $13.3 million for the six months ended June 30, 2025 from $8.5 million for the six months ended June 30, 2024, reflecting the decrease in loans and securities. The increase was offset by an 92 basis point decrease in the average yield from 6.50% for the six months ended June 30, 2024 to 5.58% for the six months ended June 30, 2025.

Interest income on loans increased $387,000, or 2.3%, to $16.9 million for the six months ended June 30, 2025 compared to $16.5 million for the six months ended June 30, 2024 due primarily to a 18 basis point increase in the average yield from 4.64% for the six months ended June 30, 2024 to 4.82% for the six months ended June 30, 2025, which was offset by a $10.3 million decrease in the average balance to $701.4 million for the six months ended June 30, 2025 from $711.7 million for the six months ended June 30, 2024.

Interest income on securities increased $390,000, or 11.5%, to $3.8 million for the six months ended June 30, 2025 from $3.4 million for the six months ended June 30, 2024, primarily due to a 143 basis point increase in the average yield from 3.85% for the six months ended June 30, 2024 to 5.28% for the six months ended June 30, 2025. This was partially offset by a $32.9 million decrease in the average balance to $143.2 million for the six months ended June 30, 2025 from $176.1 million for the six months ended June 30, 2024.  The decrease in the average balance and the increase in the yield was as a result of a balance sheet restructuring undertaken in the fourth quarter of 2024, where certain lower-yielding securities were sold, a portion of the proceeds were reinvested into higher-yielding securities and all remaining held to maturity securities were reclassified as available for sale.

Interest Expense. Interest expense decreased $1.0 million, or 6.6%, from $15.1 million for the six months ended June 30, 2024 to $14.1 million for the six months ended June 30, 2025, primarily due to lower average balance and cost of certificates of deposit and lower average balance of borrowings, offset by an increase in costs of borrowings.

Interest expense on interest-bearing deposits decreased $938,000, or 7.7%, to $11.3 million for the six months ended June 30, 2025 from $12.2 million for the six months ended June 30, 2024. The decrease was primarily due to lower average balances on certificates of deposit, which decreased to $483.4 million for the six months ended June 30, 2025 from $517.2 million for the six months ended June 30, 2024 and due to the lower costs of certificates of deposit.  The decrease was offset by an increase in the average balances of NOW and money market accounts, which increased by $7.7 million, from $68.6 million for the six months ended  June 30, 2024 to $76.3 million for the six months ended June 30, 2025, and due to higher cost of those accounts which increased 44 basis points from 1.95% for the six months ended June 30, 2024, to 2.39% for the six months ended June 30, 2025.  Also the average balances of savings accounts increased $3.6 million, from $43.7 million for the six months ended  June 30, 2024 to $47.3 million for the six months ended June 30, 2025, and the cost of those accounts increased 17 basis points from 1.85% for the six months ended June 30, 2024, to 2.02% for the six months ended June 30, 2025.

Interest expense on Federal Home Loan Bank advances decreased $62,000, or 2.1%. The decrease was due to a decrease in the average balance of $16.2 million to $144.1 million for the six months ended June 30, 2025.  The increase in average balances of borrowings was offset by a 33 basis point increase in the average cost of borrowings to 3.99% for the six months ended June 30, 2025 from 3.66% for the six months ended June 30, 2024 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $1.9 million, or 35.1%, to $7.3 million for the six months ended June 30, 2025 from $5.4 million for the six months ended June 30, 2024.  The increase reflected a 47 basis point increase in the net interest rate spread to 1.15% for the six months ended June 30, 2025 from 0.68% for the six months ended June 30, 2024. The net interest margin increased 50 basis points to 1.70% for the six months ended June 30, 2025 from 1.20% for the six months ended June 30, 2024.

Provision for Credit Losses. We recorded an $80,000 recovery of credit losses for the six months ended June 30, 2025 compared to a $70,000 provision for credit losses for the six months ended June 30, 2024. The decrease in the provision for credit losses was due to the decrease in loans, loan commitments and held-to-maturity securities and the absence of charge-offs.

Non-Interest Income. Non-interest income increased by $619,000, or 102.7%, to $1.2 million for the six months ended June 30, 2025 from $602,000 for the six months ended June 30, 2024.  Bank-owned life insurance income increased $564,000, or 132.0%, due to a death benefit receivable related to a former employee and higher yields during 2025. Additionally, the gain on the sale of loans increased $38,000 compared to no gain on sale of loans for the six months ended June 30, 2024.

Non-Interest Expense. For the six months ended June 30, 2025, non-interest expense increased $345,000, or 4.7%, over the comparable 2024 period. This was due to a $574,000, or 77.8%, increase in occupancy and equipment expense, which increased as a result of  the sale leaseback transaction that was completed in the fourth quarter of 2024, and by a $114,000, or 25.0%, increase in professional fees that was largely attributable to legal fees related to one past due loan.  These were offset by a $162,000, or 3.8%, decrease in salaries and benefits costs, which was a result of reduced headcount, and a $104,000 decrease in advertising expense.

Income Tax Expense. Income tax benefit decreased $488,000, or 85.8%, to a benefit of $81,000 for the six months ended June 30, 2025 from a $568,000 benefit for the six months ended June 30, 2024. The decrease was due to an increase of $2.3 million of net income.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and securities, have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee (the “ALCO”), which is comprised of three members of executive management and two independent directors, which oversees the asset/liability management processes and related procedures. The ALCO meets on at least a quarterly basis and reviews asset/liability strategies, liquidity, funding sources, interest rate risk measurement reports, capital levels and economic trends at both national and local levels. Our interest rate risk position is also monitored quarterly by the board of directors.

We manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating and purchasing loans with adjustable interest rates; promoting core deposit products; monitoring the length of our borrowings with the Federal Home Loan Bank and brokered deposits depending on the interest rate environment; maintaining all of our investments as available-for-sale; diversifying our loan portfolio; and strengthening our capital position. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase and decrease 100, 200, 300 and 400 basis points from current market rates.

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2025. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$82,457	$(44,236)	(34.92)%	9.94%	(29.49)%
300 bp	93,717	(32,976)	(26.03)	11.07	(21.50)
200 bp	104,106	(22,587)	(17.83)	12.06	(14.47)
100 bp	115,270	(11,423)	(9.02)	13.09	(7.16)
—	126,693	—	—	14.10	—
(100) bp	138,353	11,660	9.20	15.08	6.98
(200) bp	148,859	22,166	17.50	15.91	12.86
(300) bp	159,948	33,255	26.25	16.75	18.79
(400) bp	173,172	46,479	36.69	17.72	25.73

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

As of June 30, 2025, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(6.97)%
300	(5.08)
200	(3.47)
100	(1.70)
—	—
(100)	1.14
(200)	2.87
(300)	4.46
(400)	(0.02)

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At June 30, 2025, we had the ability to borrow up to $241.3 million, of which $139.5 million was outstanding and $5.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2025, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and loan and security sales are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2025, cash and cash equivalents totaled $20.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $144.6 million at June 30, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2025 totaled $429.4 million, or 68.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At June 30, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of June 30, 2025, the Bank reported as a qualifying community bank with a ratio of 15.40%.

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

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of June 30, 2025.  Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the three months ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At June 30, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the periods ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 13, 2025	/s/ Kevin Pace
Kevin Pace
President, Chief Executive Officer and Director

Date: August 13, 2025	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer