Form 10-Q
period 2025-09-30
Bogota Financial Corp.
filed 2025-11-12
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 12,968,697 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$9,705,521	$18,020,527
Interest-bearing deposits in other banks	21,543,280	34,211,681
Cash and cash equivalents	31,248,801	52,232,208
Securities available for sale, at fair value	160,747,239	140,307,447
Loans, net of allowance for credit losses of $2,540,950 and $2,620,949, respectively	669,230,985	711,716,236
Premises and equipment, net	4,478,581	4,727,302
Federal Home Loan Bank (FHLB) stock and other restricted securities	6,459,400	8,803,000
Accrued interest receivable	4,312,242	4,232,563
Core deposit intangibles	118,182	152,893
Bank-owned life insurance	31,551,134	31,859,604
Right of use asset	10,386,607	10,776,596
Investment in limited partnership	2,500,000	—
Other assets	4,780,696	6,682,035
Total Assets	$925,813,867	$971,489,884
Liabilities and Equity
Non-interest bearing deposits	$29,232,251	$32,681,963
Interest bearing deposits	617,520,794	609,506,079
Total deposits	646,753,045	642,188,042
FHLB advances-short term	35,000,000	29,500,000
FHLB advances-long term	84,412,883	142,673,182
Advance payments by borrowers for taxes and insurance	3,165,149	2,809,205
Lease liabilities	10,488,439	10,780,363
Other liabilities	5,300,974	6,249,932
Total liabilities	785,120,490	834,200,724

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 12,997,424 issued and outstanding at September 30, 2025 and 13,059,175 at December 31, 2024	129,974	130,592
Additional paid-in capital	55,367,268	55,269,962
Retained earnings	91,416,615	90,006,648
Unearned ESOP shares (362,929 shares at September 30, 2025 and 382,933 shares at December 31, 2024)	(4,294,691)	(4,520,594)
Accumulated other comprehensive loss	(1,925,789)	(3,597,448)
Total stockholders’ equity	140,693,377	137,289,160
Total liabilities and stockholders’ equity	$925,813,867	$971,489,884

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$8,213,734	$8,381,581	$25,108,786	$24,888,377
Securities
Taxable	2,099,657	1,884,276	5,873,411	5,247,336
Tax-exempt	2,892	13,137	8,681	39,409
Other interest-earning assets	311,250	341,268	1,065,408	980,536
Total interest income	10,627,533	10,620,262	32,056,286	31,155,658
Interest expense
Deposits	5,624,968	6,160,547	16,911,430	18,384,323
FHLB advances	1,108,526	1,802,387	3,962,974	4,719,056
Total interest expense	6,733,494	7,962,934	20,874,404	23,103,379
Net interest income	3,894,039	2,657,328	11,181,882	8,052,279
Provision (recovery) for credit losses	(50,000)	—	(130,000)	70,000
Net interest income after (recovery) provision for credit losses	3,944,039	2,657,328	11,311,882	7,982,279
Non-interest income
Fees and service charges	59,703	56,610	175,277	164,400
Gain on sale of loans	—	11,710	37,830	11,710
Bank-owned life insurance	221,733	221,122	1,212,356	648,137
Other	39,902	37,943	116,957	105,420
Total non-interest income	321,338	327,385	1,542,420	929,667
Non-interest expense
Salaries and employee benefits	2,023,727	2,102,993	6,163,868	6,404,946
Occupancy and equipment	639,570	380,714	1,951,483	1,118,739
FDIC insurance assessment	98,438	106,313	308,958	313,626
Data processing	293,200	306,167	913,931	928,292
Advertising	10,350	85,750	131,850	310,950
Director fees	154,122	159,851	484,378	467,100
Professional fees	361,620	248,420	932,714	682,517
Other	156,897	214,686	564,914	747,598
Total non-interest expense	3,737,924	3,604,894	11,452,096	10,973,768
Income (loss) before income taxes	527,453	(620,181)	1,402,206	(2,061,822)
Income tax expense (benefit)	72,828	(253,221)	(7,761)	(821,403)
Net income (loss)	$454,625	$(366,960)	$1,409,967	$(1,240,419)
Earnings (loss) per Share - basic	$0.04	$(0.03)	$0.11	$(0.10)
Earnings (loss) per Share - diluted	$0.04	$(0.03)	$0.11	$(0.10)
Weighted average shares outstanding - basic	12,637,950	12,702,683	12,641,128	12,702,683
Weighted average shares outstanding - diluted	12,650,192	12,702,683	12,642,660	12,702,683

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$454,625	$(366,960)	$1,409,967	$(1,240,419)
Other comprehensive income:
Net unrealized gain on securities available for sale:	2,417,548	2,880,599	2,983,632	2,828,529
Tax effect	(679,572)	(809,737)	(838,699)	(795,100)
Net of tax	1,737,976	2,070,862	2,144,933	2,033,429
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	—	—	180,712	6,414
Tax effect	—	—	(50,798)	(3,309)
Net of tax	—	—	129,914	3,105
Derivatives:
Unrealized (loss) on swap contracts accounted for as cash flow hedges	(168,082)	(1,303,127)	(839,043)	(583,606)
Tax effect	47,247	366,309	235,855	164,051
Net of tax	(120,835)	(936,818)	(603,188)	(419,555)
Total other comprehensive income	1,617,141	1,134,044	1,671,659	1,616,979
Comprehensive income	$2,071,766	$767,084	$3,081,626	$376,560

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
	Common		Additional		Unearned	Other	Total
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive	Stockholders
	Shares	Stock	Capital	Earnings	shares	(Loss) Income	Equity
Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	$137,173,203
Net loss	—	—	—	(440,980)	—	—	(440,980)
Other comprehensive loss	—	—	—	—	—	(300,572)	(300,572)
Restricted stock issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	234,493	—	—	—	234,493
Stock purchased and retired	(33,083)	(331)	(269,364)	—	—	—	(269,695)
ESOP Shares released (6,447 shares)	—	—	(25,025)	—	75,301	—	50,276
Balance March 31, 2024	13,256,147	132,461	56,090,019	91,736,088	(4,746,497)	(6,765,346)	$136,446,725
Net loss	—	—	—	(432,479)	—	—	(432,479)
Other comprehensive income	—	—	—	—	—	783,507	783,507
Stock based compensation	—	—	237,093	—	—	—	237,093
Stock purchased and retired	(107,323)	(1,073)	(733,660)	—	—	—	(734,733)
ESOP Shares released (6,668 shares)	—	—	(31,768)	—	75,301	—	43,533
Balance June 30, 2024	13,148,824	$131,388	$55,561,684	$91,303,609	$(4,671,196)	$(5,981,839)	$136,343,646
Net loss	—	—	—	(366,960)	—	—	(366,960)
Other comprehensive income	—	—	—	—	—	1,134,044	1,134,044
Stock based compensation	—	—	196,498	—	—	—	196,498
Stock purchased and retired	(56,467)	(465)	(414,511)	—	—	—	(414,976)
ESOP Shares released (6,447 shares)	—	—	(27,796)	—	75,301	—	47,505
Balance September 30, 2024	13,092,357	$130,923	$55,315,875	$90,936,649	$(4,595,895)	$(4,847,795)	$136,939,757

Balance January 1, 2025	13,059,175	$130,592	$55,269,962	$90,006,648	$(4,520,594)	$(3,597,448)	$137,289,160
Net income	—	—	—	730,947	—	—	730,947
Other comprehensive income	—	—	—	—	—	360,265	360,265
Stock based compensation	—	—	221,180	—	—	—	221,180
Stock purchased and retired	(50,211)	(503)	(397,712)	—	—	—	(398,215)
ESOP shares released (6,595 shares)	—	—	(24,832)	—	75,301	—	50,469
Balance March 31, 2025	13,008,964	$130,089	$55,068,598	$90,737,595	$(4,445,293)	$(3,237,183)	$138,253,806
Net income	—	—	—	224,395	—	—	224,395
Other comprehensive loss	—	—	—	—	—	(305,747)	(305,747)
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(575)	(6)	(4,571)	—	—	—	(4,577)
ESOP shares released (6,668 shares)	—	—	(28,912)	—	75,301	—	46,389
Balance June 30, 2025	$13,008,389	$130,083	$55,260,550	$90,961,990	$(4,369,992)	$(3,542,930)	$138,439,701
Net income	—	—	—	454,625	—	—	454,625
Other comprehensive income	—	—	—	—	—	1,617,141	1,617,141
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(10,965)	(109)	(99,669)	—	—	—	(99,778)
ESOP shares released (6,741 shares)	—	—	(19,048)	—	75,301	—	56,253
Balance September 30, 2025	12,997,424	$129,974	$55,367,268	$91,416,615	$(4,294,691)	$(1,925,789)	$140,693,377

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,409,967	$(1,240,419)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of intangible assets	86,989	44,375
(Recovery) provision for credit losses	(130,000)	70,000
Depreciation of premises and equipment	300,308	377,301
Amortization of deferred loan costs, net	126,840	183,775
Amortization of premiums and accretion of discounts on securities, net	49,996	17,337
Deferred tax benefit	(691,489)	(1,171,476)
Gain on sale of loans	(37,830)	(11,710)
Proceeds from sale of loans	(1,932,899)	445,393
Origination of loans held for sale	1,970,729	(433,683)
Increase in cash surrender value of bank owned life insurance	(669,356)	(648,137)
Proceeds from BOLI death benefit	(543,000)	—
Employee stock ownership plan expense	153,111	141,314
Stock based compensation	672,050	668,084
Changes in:
Accrued interest receivable	(79,679)	(420,182)
Net changes in other assets	2,297,646	65,402
Net changes in other liabilities	(786,818)	394,731
Net cash used for operating activities	2,196,565	(1,517,895)
Cash flows from investing activities
Purchases of securities held to maturity	—	(10,645,873)
Purchases of securities available for sale	(49,741,180)	(44,228,923)
Maturities, calls, and repayments of securities available for sale	32,235,024	7,367,482
Maturities, calls, and repayments of securities held to maturity	—	3,090,299
Purchase of loan pool	—	(10,391,872)
Investment in limited partnership	(2,500,000)	—
Net decrease in loans	42,419,158	16,621,983
Purchases of premises and equipment	(51,587)	(542,991)
Purchase of FHLB stock	(3,589,400)	(7,450,900)
Redemption of FHLB stock	5,933,000	5,886,900
	24,705,015	(40,293,895)
Cash flows from financing activities
Net (decrease) increase in deposits	4,565,003	3,920,595
Net decrease in short-term FHLB advances	5,500,000	16,000,000
Proceeds from long-term FHLB non-repo advances	—	—
Repayments of long-term FHLB non-repo advances	(58,263,605)	18,875,947
Repurchase of common stock	(42,329)	(1,419,403)
Issuance of common stock	—	100
Net increase in advance payments from borrowers for taxes and insurance	355,944	507,600
Net cash (used for) provided by financing activities	(47,884,987)	37,884,839
Net decrease in cash and cash equivalents	(20,983,407)	(3,926,951)
Cash and cash equivalents at beginning of year	52,232,208	24,929,471
Cash and cash equivalents at September 30,	$31,248,801	$21,002,520
Supplemental cash flow information
Income taxes paid	$100,000	$40,000
Interest paid	20,874,404	23,103,379
Fair value change in cash flow hedges	$(839,043)	$(583,606)
Fair value change in fair value hedges, net	25,185	(544,702)

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC, formed to hold real estate owned by the Company, was inactive at September 30, 2025 and December 31, 2024.

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

Earnings (Loss) per Share: Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock vested or stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and nine months ended September 30, 2025 and September 30, 2024, options to purchase 508,619 and 523,619 common shares, respectively, with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2025, 12,242 and 1,532 shares of outstanding non-vested stock were added in the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Numerator
Net income (loss)	$454,625	$(366,960)	$1,409,967	$(1,240,419)
Denominator:
Weighted average shares outstanding - basic	12,637,950	12,702,683	12,641,128	12,702,683
Effect of unvested restricted stock	12,242	—	1,532	—
Weighted average shares outstanding - diluted	12,650,192	12,702,683	12,642,660	12,702,683
Earnings (loss) per common share:
Basic	$0.04	$(0.03)	$0.11	$(0.10)
Diluted	0.04	(0.03)	0.11	(0.10)

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, none of which had an allowance for credit losses at September 30, 2025 and December 31, 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2025
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(70,821)	$2,929,179
Corporate bonds due in:
One through five years	10,131,978	80,442	(210,021)	10,002,399
Five through ten years	30,585,848	520,032	(852,504)	30,253,376
Greater than ten years	5,849,234	225,891	—	6,075,125
Municipal obligations due in:
Five through ten years	505,933	—	(81,653)	424,280
MBS – residential	99,876,238	1,066,110	(1,611,337)	99,331,011
MBS – commercial	13,385,623	—	(1,653,754)	11,731,869
Total	$163,334,854	$1,892,475	$(4,480,090)	$160,747,239

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024
U.S. government and agency obligations
Less than one year	$10,000,000	$—	$(55,870)	$9,944,130
One through five years	3,000,000	—	(151,590)	2,848,410
Corporate bonds due in:
Less than one year	350,000	1,090	—	351,090
One through five years	9,112,269	83,414	(64,547)	9,131,136
Five through ten years	25,410,219	202,205	(1,389,376)	24,223,048
Greater than ten years	4,321,924	202,576	—	4,524,500
Municipal obligations due in:
Greater than ten years	506,706	—	(108,431)	398,275
MBS – residential	76,661,752	53,730	(2,162,673)	74,552,809
MBS – commercial	16,515,823	—	(2,181,774)	14,334,049
Total	$145,878,693	$543,015	$(6,114,261)	$140,307,447

All of the mortgaged-backed securities (“MBSs”) are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association.

There were no sales of securities during the three and nine months ended September 30, 2025 or September 30, 2024.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The age of unrealized losses and the fair value of related securities as of  September 30, 2025 and  December 31, 2024 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2025
U.S. government and agency obligations	$—	$—	$2,929,179	$(70,821)	$2,929,179	$(70,821)
Corporate bonds	3,433,035	(60,112)	11,226,252	(1,002,413)	14,659,287	(1,062,525)
Municipal obligations	—	—	424,280	(81,653)	424,280	(81,653)
MBS – residential	708,318	(4,281)	13,471,456	(1,607,056)	14,179,774	(1,611,337)
MBS – commercial	—	—	11,731,870	(1,653,754)	11,731,870	(1,653,754)
Total	$4,141,353	$(64,393)	$39,783,037	$(4,415,697)	$43,924,390	$(4,480,090)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. government and agency obligations	$—	$—	$12,792,540	$(207,460)	$12,792,540	$(207,460)
Corporate bonds	-	-	15,965,261	(1,453,923)	15,965,261	(1,453,923)
Municipal obligations	-	-	398,275	(108,431)	398,275	(108,431)
MBS – residential	43,739,606	(120,511)	11,741,816	(2,042,162)	55,481,422	(2,162,673)
MBS – commercial	-	-	14,334,049	(2,181,774)	14,334,049	(2,181,774)
Total	$43,739,606	$(120,511)	$55,231,941	$(5,993,750)	$98,971,547	$(6,114,261)

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At September 30, 2025, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. There were 35 securities in a loss position at September 30, 2025. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at September 30, 2025. As of September 30, 2025, no allowance for credit losses ("ACL") was required on available for sale securities. At September 30, 2025 and December 31, 2024, securities available for sale with a carrying value of $5,427,755 and $5,741,240 were pledged to secure public deposits. Securities available for sale at September 30, 2025 and December 31, 2024, which were pledged to secure repurchase agreements at the Federal Home Loan Bank of New York, had a carrying value of $61,746 and $12,881,892, respectively.

NOTE 3 – INVESTMENT IN LIMITED PARTNERSHIP

At September 30, 2025 the Company held a $2.5 million investment in a limited partnership, which is part of a $10 million commitment.  The fund invests in sale leaseback transactions.  As of September 30, 2025, the Company had earned no income from this investment.

NOTE 4 – LOANS

Loans are summarized as follows at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Real estate:	(unaudited)
Residential First Mortgage	$449,596,294	$472,747,542
Commercial Real Estate	122,811,801	118,008,866
Multi-Family Real Estate	70,364,169	74,152,418
Construction	25,231,859	43,183,657
Commercial and Industrial	3,703,476	6,163,747
Consumer	64,336	80,955
Total loans	671,771,935	714,337,185
Allowance for credit losses	(2,540,950)	(2,620,949)
Net loans	$669,230,985	$711,716,236

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At September 30, 2025 and December 31, 2024, such loans totaled $2,024,521 and $2,256,911, respectively.

At September 30, 2025 and December 31, 2024, deferred loan fees were $2,348,676 and $2,496,364, respectively.

The following table presents the activity in the ACL by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$223	$2,590,950
Provision for (recovery) of credit losses	(41,284)	22,684	9,125	(33,926)	(6,563)	(36)	(50,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,619,601	$556,558	$288,041	$58,786	$17,777	$187	$2,540,950

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$1,836,909	$456,898	$315,495	$105,426	$33,221	$—	$2,747,949
Provision for (recovery) of credit losses	(10,371)	5,417	(2,274)	6,692	536	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,826,538	$462,315	$313,221	$112,118	$33,757	$—	$2,747,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949
Provision for (recovery) of credit losses	(61,348)	48,558	(959)	(64,214)	(2,223)	187	(79,999)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,619,601	$556,558	$288,041	$58,786	$17,777	$187	$2,540,950

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for (recovery) of credit losses	(25,431)	25,135	(4,079)	(45,382)	11,757	—	(38,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,826,538	$462,315	$313,221	$112,118	$33,757	$—	$2,747,949

For the three and nine months ended September 30, 2025, the provision for credit losses included a recovery of $50,000 and $130,000, respectively, due to a decrease in loan balances and off-balance sheet commitments.  Of the total recovery, zero and $50,000 was related to off-balance sheet commitments for the three and nine months ended September 30, 2025, respectively.

Since the Bank continues to have limited historical loss history, the majority of changes in the ACL noted in the above tables are driven by changes in the balances of the related loan segments and in the economic forecast.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance of non-performing loans by portfolio segments as of  September 30, 2025 and  December 31, 2024:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
September 30, 2025
Residential First Mortgage	$1,863,957	$2,502,938	$2,502,938	$—
Commercial Real Estate	1,205,025	7,060,968	7,060,968	—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$13,962,695	$20,457,619	$20,457,619	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2024
Residential First Mortgage	$1,432,072	$1,863,957	$1,863,957	$—
Commercial Real Estate	450,392	1,205,025	1,205,025	$—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$12,776,177	$13,962,695	$13,962,695	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at September 30, 2025 and December 31, 2024:

September 30, 2025
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,502,938	$—
Commercial Real Estate	7,060,968	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$20,457,619	$—

December 31, 2024
Portfolio segment	Real estate	Other
Residential First Mortgage	$1,863,957	$—
Commercial Real Estate	1,205,025	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,962,695	$—

Interest income recognized during impairment and cash-basis interest income for the three and nine months ended September 30, 2025 and 2024 was nominal.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

No nonaccrual loans had specific reserves as of September 30, 2025 as they were all well-secured and in the process of collection. The Bank had no other real estate owned at either September 30, 2025 or December 31, 2024.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2025 and December 31, 2024, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2025
Residential First Mortgage	$69,992	$88,237	$1,801,822	$1,960,051	$447,636,243	$449,596,294
Commercial Real Estate	—	1,859,931	7,060,968	8,920,899	113,890,902	122,811,801
Multi-Family Real Estate	—	—	—	—	70,364,169	70,364,169
Construction	—	—	10,893,713	10,893,713	14,338,146	25,231,859
Commercial and Industrial	19,340	—	—	19,340	3,684,136	3,703,476
Consumer	—	—	—	—	64,336	64,336
Total	$89,332	$1,948,168	$19,756,503	$21,794,003	$649,977,932	$671,771,935

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2024
Residential First Mortgage	$119,309	$1,607,835	$513,297	$2,240,441	$470,507,101	$472,747,542
Commercial Real Estate	—	—	1,205,025	1,205,025	116,803,841	118,008,866
Multi-Family Real Estate	—	—	—	—	74,152,418	74,152,418
Construction	—	—	10,893,713	10,893,713	32,289,944	43,183,657
Commercial and Industrial	—	—	—	—	6,163,747	6,163,747
Consumer	-	—	—	-	80,955	80,955
Total	$119,309	$1,607,835	$12,612,035	$14,339,179	$699,998,006	$714,337,185

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of September 30, 2025 and  December 31, 2024:

	Term Loans by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$6,522,488	$26,799,710	$19,609,339	$99,318,676	$29,797,378	$127,658,092	$138,007,695	$447,713,378
Special Mention	—	—	—	—	—	808,122	596,186	1,404,308
Substandard	—	—	—	—	—	142,661	335,947	478,608
Doubtful	—	—	—	—	—	—	—	—
Total	6,522,488	26,799,710	19,609,339	99,318,676	29,797,378	128,608,875	138,939,828	449,596,294
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	8,598,378	15,977,066	15,379,349	5,259,733	1,719,653	75,503,736	373,886	122,811,801
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	8,598,378	15,977,066	15,379,349	5,259,733	1,719,653	75,503,736	373,886	122,811,801
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	1,735,716	—	—	5,085,066	—	5,890,652	57,652,735	70,364,169
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,735,716	—	—	5,085,066	—	5,890,652	57,652,735	70,364,169
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	14,338,146	14,338,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	25,231,859	25,231,859
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	23,978	1,966,064	161,069	—	—	166,104	1,386,261	3,703,476
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	23,978	1,966,064	161,069	—	—	166,104	1,386,261	3,703,476
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	64,336	64,336
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	64,336	64,336
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$16,880,560	$44,742,840	$35,149,757	$109,663,475	$31,517,031	$210,169,367	$223,648,905	$671,771,935

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

There were no loan modifications during the three- or   nine -month periods ended  September 30, 2025 .

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

Interest Rate Swaps. At September 30, 2025 and  December 31, 2024, the Company had six cash flow interest rate swaps with notional amounts of $85.0 million and five cash flow interest rate swaps with notional amounts of $65.0 million, respectively, which were used in hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount, which converts variable-rate liabilities to a fixed rate.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount, which convert fixed-rate assets into a variable rate. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at September 30, 2025:

			September 30,	December 31,
			2025	2024
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$(187,703)	$651,340
Interest rate swaps	Fair Value	Other (Liabilities) Assets	$(184,691)	$109,594
Interest rate swaps	Fair Value	Loans, net	$236,297	$(83,173)
Total derivative instruments			$(136,097)	$677,761

For the three and nine months ended September 30, 2025, unrealized gains of $121,000 and $603,000 were recorded for changes in fair value of interest rate swaps with third parties and at September 30, 2025, accrued interest was $98,000, after-tax.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations. During the three months ended  September 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $205,000 and $498,000, respectively. During the nine months ended  September 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $568,000 and $1.2 million, respectively.

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The Bank’s available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The securities available-for-sale portfolio consists of corporate bonds and mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. An independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities. The Bank’s derivatives are carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The derivatives consist of both cash flow and fair value hedges. The fair values of these hedges are obtained from an independent nationally recognized pricing service. An independent pricing service provides prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the derivatives.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,929,179	$—	$2,929,179	$—
Corporate bonds	46,330,900	—	46,330,900	—
Municipal obligations	424,280	—	424,280	—
MBS - residential	99,331,011	—	99,331,011	—
MBS - commercial	11,731,869	—	11,731,869	—
Fair value hedge	51,606	—	51,606	—
Liabilities:
Cash flow hedge	187,703	—	187,703	—
Fair value hedge	51,606	—	51,606	—
	$160,559,536	$—	$160,559,536	$—
As of December 31, 2024
Assets:
Securities available for sale:
U.S. government and agency obligations	$12,792,540	$—	$12,792,540	$—
Corporate bonds	38,229,775	—	38,229,775	—
Municipal obligations	398,275	—	398,275	—
MBS - residential	74,552,809	—	74,552,809	—
MBS - commercial	14,334,048	—	14,334,048	—

Cash flow hedge	651,340	—	651,340	—
Fair value hedge	109,594	—	109,594	—
	$141,068,381	$—	$141,068,381	$—

There were no transfers between level 1 and level 2 during the three or nine months ended September 30, 2025.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at September 30, 2025 and December 31, 2024, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2025
Financial instruments - assets
Loans	$671,772	$648,287	$—	$—	$648,287
Financial instruments - liabilities
Certificates of deposit	502,537	503,120	—	503,120	—
Borrowings	119,413	120,045	—	120,045	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2024
Financial instruments - assets
Loans	$714,337	$686,977	$—	$—	$686,977
Financial instruments - liabilities
Certificates of deposit	493,280	493,769	—	493,769	—
Borrowings	172,173	172,575	—	172,575	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
September 30, 2025
Beginning balance	$(3,598,212)	$69,388	$(14,106)	$(3,542,930)
Other comprehensive (loss) income before reclassification	1,737,976	—	(120,835)	1,617,141
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	1,737,976	—	(120,835)	1,617,141
Ending balance	$(1,860,236)	$69,388	$(134,941)	$(1,925,789)

September 30, 2024
Beginning balance	$(6,676,939)	$5,654	$689,446	$(5,981,839)
Other comprehensive income before reclassification	2,070,862	—	(936,818)	1,134,044
Amounts reclassified	—	—	—	—
Net period comprehensive income	2,070,862	—	(936,818)	1,134,044
Ending balance	$(4,606,077)	$5,654	$(247,372)	$(4,847,795)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Nine Months Ended September 30, 2025
Beginning balance	$(4,005,169)	$(60,526)	$468,247	$(3,597,448)
Other comprehensive income (loss) before reclassification	2,144,933	—	(603,188)	1,541,745
Amounts reclassified	—	129,914	—	129,914
Net period comprehensive income (loss)	2,144,933	129,914	(603,188)	1,671,659
Ending balance	$(1,860,236)	$69,388	$(134,941)	$(1,925,789)

Nine Months Ended September 30, 2024
Beginning balance	$(6,639,506)	$2,549	$172,183	$(6,464,774)
Other comprehensive (loss) income before reclassification	2,033,429	—	(419,555)	1,613,874
Amounts reclassified	—	3,105	—	3,105
Net period comprehensive (loss) income	2,033,429	3,105	(419,555)	1,616,979
Ending balance	$(4,606,077)	$5,654	$(247,372)	$(4,847,795)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, financial condition and performance, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including potential recessionary conditions;

●	the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;

●	the impact of the current federal government shutdown;
●	changes in the amount and trend of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates and the methodology for calculating the allowance for credit losses;

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Assets decreased $45.7 million, or 4.7%, from $971.5 million at December 31, 2024 to $925.8 million at September 30, 2025, due largely to a $21.0 million, or 40.2%, decrease in cash and cash equivalents, and a $42.5 million, or 6.0%, decrease in loans, offset by a $20.4 million, or 14.6%, increase in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $21.0 million, or 40.2%, to $31.2 million at September 30, 2025 from $52.2 million at December 31, 2024, as excess funds were used to repay borrowings and to purchase securities.

Net Equity Investments. Net equity investments were $2.5 million, at September 30, 2025 and were initially recorded during the quarter. This investment was part of a $10 million commitment to fund a limited partnership which invests in sale leaseback transactions.

Securities Available for Sale. Securities available for sale increased $20.4 million, or 14.6%, to $160.7 million at September 30, 2025 from $140.3 million at December 31, 2024, due to purchases of corporate bonds and mortgage-backed securities.

Net Loans.  Net loans decreased $42.5 million, or 6.0%, to $669.2 million at September 30, 2025 from $711.7 million at December 31, 2024. The decrease was due to a decrease of $23.2 million, or 4.9%, in one- to four-residential real estate loans to $449.6 million from $472.7 million at December 31, 2024, a decrease of $18.0 million, or 41.6%, in construction loans to $25.2 million at September 30, 2025 from $43.2 million at December 31, 2024, a decrease of $2.5 million, or 39.9%, in commercial and industrial loans to $3.7 million at September 30, 2025 from $6.2 million at December 31, 2024, and a decrease of $3.8 million, or 5.1%, in multi-family real estate loans to $70.4 million at September 30, 2025 from $74.2 million at December 31, 2024, offset by a $4.8 million, or 4.1%, increase in commercial real estate loans to $122.8 million at September 30, 2025 from $118.0 million at December 31, 2024. The decreases in one- to four-residential real estate loans and construction loans reflected a decrease in demand for such loans due to the interest rate environment. As of September 30, 2025 and December 31, 2024, the Bank had no loans held for sale.

Asset Quality.  Delinquent loans increased $7.5 million to $21.8 million, or 3.2% of total loans, at September 30, 2025, compared to $14.3 million, or 2.0% of total loans, at December 31, 2024. The increase was primarily due to one commercial real estate loan with a balance of $7.1 million, which is considered well-secured and in the process of collection. The loan was on the watchlist and was placed on nonaccrual as it became greater than 90 days past due on September 30, 2025, the related credit quality indicator and risk rating were under review as of September 30, 2025. During the same timeframe, non-performing assets increased from $14.0 million at December 31, 2024 to $20.5 million, which represented 2.2% of total assets at September 30, 2025. The Company’s allowance for credit losses was 0.38% of total loans and 12.42% of non-performing loans at September 30, 2025 compared to 0.37% of total loans and 18.77% of non-performing loans at December 31, 2024.  The Bank has limited exposure to commercial real estate loans secured by office space. Non-performing loans at September 30, 2025 were primarily comprised of one construction loan for a catering hall that is 99% complete, with a balance of $10.9 million and a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at September 30, 2025. The Company has commenced legal action to foreclose on the property, which is ongoing. We did not record any specific reserves or charge-offs for our nonaccrual loans.  The Company did not record any charge-offs for the three and nine months ended September 30, 2025 or 2024.

Total Liabilities. Total liabilities decreased $49.1 million, or 5.9%, to $785.1 million as of September 30, 2025 from $834.2 million as of December 31, 2024, primarily due to a $52.8 million decrease in borrowings, offset by a $4.6 million increase in deposits.

Deposits. Deposits increased $4.6 million, or 0.7%, to $646.8 million at September 30, 2025 from $642.2 million at December 31, 2024. The increase in deposits was due to an increase in certificates of deposit of $9.2 million, or 1.9%, to $502.5 million as of September 30, 2025 from $493.3 million at December 31, 2024, and by an increase in savings accounts of $5.7 million, or 12.3%, to $52.6 million as of September 30, 2025 from $46.9 million at December 31, 2024, offset by a decrease in money market deposit accounts of $3.6 million, or 25.6%, to $10.4 million as of September 30, 2025 from $14.0 million at December 31, 2024, a $3.5 million, or 10.6%, a decrease in noninterest bearing accounts to $29.2 million as of September 30, 2025 from $32.7 million at December 31, 2024, and by a $3.4 million, or 6.1%, decrease in NOW accounts. The overall changes reflected the Company's efforts to retain certificates of deposit and savings accounts with customers moving funds into these higher-yielding investments.

At September 30, 2025, municipal deposits totaled $33.5 million, which represented 5.2% of total deposits, and brokered deposits totaled $112.9 million, which represented 17.5% of deposits. At December 31, 2024, municipal deposits totaled $30.7 million, which represented 4.8% of deposits, and brokered deposits totaled $101.6 million, which represented 15.8% of total deposits. At September 30, 2025, uninsured deposits totaled $59.7 million, comprised of 312 account holders, which represented 9.2% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $52.8 million, or 30.6%, to $119.4 million at September 30, 2025 from $172.2 million at December 31, 2024.  Long-term advances decreased $58.3 million, while short-term advances increased by $5.5 million. The weighted average rate of borrowings was 4.42% and 4.49% as of September 30, 2025 and December 31, 2024, respectively. Total borrowing capacity at the Federal Home Loan Bank was $234.1 million at September 30, 2025, of which $119.4 million has been advanced.  The decrease in borrowings was largely attributable to the repayment of advances and borrowings that matured during the nine months ended September 30, 2025.

Total Equity. Stockholders’ equity increased $3.4 million to $140.7 million, primarily due to net income of $1.4 million and less unrealized losses related to available-for-sale securities of $1.7 million. At September 30, 2025, the Company’s ratio of average stockholders’ equity-to-average total assets was 15.02%, compared to 14.10% at December 31, 2024.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$16,683	$179	4.27%	$10,195	$138	5.39%
Loans	682,956	8,214	4.77%	711,601	8,382	4.69%
Securities	153,945	2,103	5.46%	187,212	1,897	4.05%
Other interest-earning assets	6,460	132	8.16%	9,908	203	8.20%
Total interest-earning assets	860,044	10,628	4.91%	918,916	10,620	4.60%

Non-interest-earning assets	64,826			56,061
Total assets	$924,870			$974,977
Liabilities and equity:
NOW and money market accounts	$70,664	$434	2.44%	$65,767	$329	1.99%
Savings accounts	50,442	269	2.11%	44,029	205	1.85%
Certificates of deposit (1)	502,657	4,922	3.89%	497,251	5,626	4.50%
Total interest-bearing deposits	623,763	5,625	3.58%	607,047	6,160	4.04%

Federal Home Loan Bank advances (1)	116,135	1,109	3.79%	196,885	1,803	3.64%
Total interest-bearing liabilities	739,898	6,734	3.61%	803,932	7,963	3.94%
Non-interest-bearing deposits	29,427			31,679
Other non-interest-bearing liabilities	16,114			2,724
Total liabilities	785,439			838,335

Total equity	139,431			136,642
Total liabilities and equity	$924,870			$974,977
Net interest income		$3,894			$2,657
Interest rate spread (2)			1.30%			0.66%
Net interest margin (3)			1.80%			1.15%
Average interest-earning assets to average interest-bearing liabilities	116.24%			114.30%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the three months ended September 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $205,000 and $498,000 respectively.

(2)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$14,420	$550	5.09%	$9,072	$415	6.09%
Loans	695,200	25,109	4.82%	711,697	24,888	4.66%
Securities	146,820	5,882	5.34%	179,818	5,287	3.92%
Other interest-earning assets	7,277	515	9.44%	8,903	566	8.48%
Total interest-earning assets	863,717	32,056	4.95%	909,490	31,156	4.57%
Non-interest-earning assets	58,963			58,221
Total assets	$922,680			$967,711
Liabilities and equity:
NOW and money market accounts	$74,409	$1,338	2.40%	$67,628	$993	1.96%
Savings accounts	48,358	743	2.06%	43,824	608	1.85%
Certificates of deposit (1)	489,876	14,830	4.05%	510,494	16,784	4.39%
Total interest-bearing deposits	612,643	16,911	3.69%	621,946	18,385	3.95%
Federal Home Loan Bank advances (1)	134,689	3,963	3.93%	171,565	4,719	3.67%
Total interest-bearing liabilities	747,332	20,874	3.73%	793,511	23,104	3.89%
Non-interest-bearing deposits	31,413			31,225
Other non-interest-bearing liabilities	5,367			6,154
Total liabilities	784,112			830,890
Total equity	138,568			136,821
Total liabilities and equity	$922,680			$967,711
Net interest income		$11,182			$8,052
Interest rate spread (2)			1.21%			0.68%
Net interest margin (3)			1.73%			1.18%
Average interest-earning assets to average interest-bearing liabilities	115.57%			114.62%

(1)         Cash flow hedges are used to manage interest rate risk. During the nine months ended September 30, 2025 and 2024, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was a reduced expense of $568,000 and  $1.2 million respectively.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to			Compared to
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$204	$(163)	$41	$248	$(113)	$135
Loans receivable	(945)	777	(168)	(822)	1,043	221
Securities	(1,714)	1,920	206	(1,517)	2,112	595
Other interest earning assets	(70)	(1)	(71)	(137)	86	(51)
Total interest-earning assets	(2,525)	2,533	8	(2,228)	3,128	900

Interest expense:
NOW and money market accounts	26	79	105	106	239	345
Savings accounts	33	31	64	65	70	135
Certificates of deposit	398	(1,102)	(704)	(668)	(1,286)	(1,954)
Federal Home Loan Bank advances	(1,167)	473	(694)	(1,234)	478	(756)
Total interest-bearing liabilities	(710)	(519)	(1,229)	(1,731)	(499)	(2,230)
Net (decrease) increase in net interest income	$(1,815)	$3,052	$1,237	$(497)	$3,627	$3,130

Comparison of Operating Results for the Three Months Ended September 30, 2025 and September 30, 2024

General. Net income increased $822,000 to $455,000 for the three months ended September 30, 2025 from a net loss of $367,000 for the three months ended September 30, 2024. The increase was primarily due to an increase of $1.2 million in net interest income, partially offset by a decrease of $326,000 in income tax benefit.

Interest Income. Interest income increased $8,000, or 0.1%, and was $10.6 million for the three months ended September 30, 2025  and  September 30, 2024.

Interest income on cash and cash equivalents increased $41,000, or 29.7%, to $179,000 for the three months ended September 30, 2025 from $138,000 for the three months ended September 30, 2024 due to a $6.5 million increase in the average balance to $16.7 million for the three months ended September 30, 2025 from $10.2 million for the three months ended September 30, 2024, reflecting proceeds from loan repayments, which were offset by funds used to repay borrowings. This was offset by a 112 basis point decrease in the average yield from 5.39% for the three months ended September 30, 2024 to 4.27% for the three months ended September 30, 2025, due to the lower interest rate environment.

Interest income on loans decreased $168,000, or 2.0%, as a $28.6 million decrease in the average balance to $683.0 million for the three months ended September 30, 2025 from $711.6 million for the three months ended September 30, 2024 was offset by a eight basis point increase in the yield from 4.69% for the three months ended September 30, 2024 to 4.77% for the three months ended September 30, 2025.

Interest income on securities increased $206,000, or 10.9%, due to a 141 basis point increase in the average yield, from 4.05% for the three months ended September 30, 2024 to 5.46% for the three months ended September 30, 2025, which was offset by a $33.3 million decrease in the average balance to $153.9 million for the three months ended September 30, 2025 from $187.2 million for the three months ended September 30, 2024.  The changes in the yield and average balance reflect that, in the fourth quarter of 2024, the Company sold approximately $66.0 million in amortized cost ($57.1 million in market value) of securities with a weighted average yield of 1.89% and reinvested $32.7 million of these proceeds into securities with a weighted average yield of 5.60%.

Interest Expense. Interest expense decreased $1.2 million, or 15.4%, from $8.0 million for the three months ended September 30, 2024 to $6.7 million for the three months ended September 30, 2025 due to lower costs on certificates of deposit and lower balances on borrowings.

Interest expense on interest-bearing deposits decreased $535,000, or 8.7%, to $5.6 million for the three months ended September 30, 2025 from $6.2 million for the three months ended September 30, 2024. The decrease was due to a 46 basis point decrease in the average cost of deposits to 3.58% for the three months ended September 30, 2025 from 4.04% for the three months ended September 30, 2024. The decrease in the average cost of deposits was due to the lower interest rate environment and a decrease in the rate paid on certificates of deposit offset by an increase in the rate paid on transactional accounts. Our rates on certificates of deposit decreased 61 basis points to 3.89% for the three months ended September 30, 2025 from 4.50% for the three months ended September 30, 2024, while the average balances of certificates of deposit increased $5.4 million to $502.7 million for the three months ended September 30, 2025 from $497.3 million for the three months ended September 30, 2024. The average balance of NOW/money market accounts and savings accounts increased $4.9 million and $6.4 million for the three months ended September 30, 2025, respectively, compared to the three months ended September 30, 2024.

Interest expense on Federal Home Loan Bank advances decreased $694,000, or 38.5%, from $1.8 million for the three months ended September 30, 2024 to $1.1 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in the average balance of $80.8 million to $116.1 million for the three months ended September 30, 2025, from $196.9 million for the three months ended September 30, 2024. The decrease was offset by an increase in the average cost of borrowings of 15 basis points to 3.79% for the three months ended September 30, 2025 from 3.64% for the three months ended September 30, 2024 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $1.2 million, or 46.6%, to $3.9 million for the three months ended September 30, 2025 from $2.7 million for the three months ended September 30, 2024.  The increase reflected a 64 basis point increase in our net interest rate spread to 1.30% for the three months ended September 30, 2025 from 0.66% for the three months ended September 30, 2024. Our net interest margin increased 65 basis points to 1.80% for the three months ended September 30, 2025 from 1.15% for the three months ended September 30, 2024.

Provision for Credit Losses. We recorded a $50,000 recovery of credit losses for the three months ended September 30, 2025 compared to no provision for credit losses for the three months ended September 30, 2024 due to lower loan balances and commitments.

Non-Interest Income. Non-interest income decreased by $6,000, or 1.8%, to $321,000 for the three months ended September 30, 2025 from $327,000 for the three months ended September 30, 2024 due to the gain on the sale of loans of $12,000 for the three months ended September 30, 2024 compared to no such gain in 2025.

Non-Interest Expense. For the three months ended September 30, 2025, non-interest expense increased $133,000, or 3.7%, over the comparable 2024 period. Professional fees increased $113,000, or 45.6%, due to an increase in legal and consulting fees. Occupancy and equipment costs increased $259,000, or 68.0%, as a result of the lease-buyback transaction completed in the fourth quarter of 2024, which resulted in increased lease expense going forward. These increases were offset by a $79,000, or 3.8%, reduction in salaries and employee benefits, which decreased due to lower headcount, a $75,000, or 87.9%, decrease in advertising expenses and a $58,000, or 26.9%, decrease in other non-interest expense.

Income Tax Expense. Income tax expense increased $326,000 to an expense of $73,000 for the three months ended September 30, 2025 from a $253,000 benefit for the three months ended September 30, 2024. The increase was due to an increase of $1.1 million in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and September 30, 2024

General. Net income increased by $2.7 million to net income of $1.4 million for the nine months ended September 30, 2025 from a net loss of $1.2 million for the nine months ended September 30, 2024. This increase was primarily due to an increase of $3.1 million in net interest income and a $200,000 decrease in the provision for credit losses, partially offset by a $478,000 increase in non-interest expense and a decrease of $814,000 in income tax benefit. Income for the nine months ended September 30, 2025 included a one-time death benefit of approximately $543,000 from a bank-owned life insurance policy related to a former employee.

Interest Income. Interest income increased $900,000, or 2.9%, from $31.2 million for the nine months ended September 30, 2024 to $32.1 million for the nine months ended September 30, 2025 due to higher yields on interest-earning assets, offset by a decrease in the average balance of interest-earning assets.

Interest income on cash and cash equivalents increased $135,000, or 32.5%, to $550,000 for the nine months ended September 30, 2025 from $415,000 for the nine months ended September 30, 2024 due to a $5.3 million increase in the average balance to $14.4 million for the nine months ended September 30, 2025 from $9.1 million for the nine months ended September 30, 2024. This was partially offset by a 100 basis point decrease in the average yield from 6.09% for the nine months ended September 30, 2024 to 5.09% for the nine months ended September 30, 2025, due to the lower rate environment.

Interest income on loans increased $221,000, or 0.9%, to $25.1 million for the nine months ended September 30, 2025 compared to $24.9 million for the nine months ended September 30, 2024 due primarily to a 16 basis point increase in the average yield from 4.66% for the nine months ended September 30, 2024 to 4.82% for the nine months ended September 30, 2025, offset by a $16.5 million decrease in the average balance to $695.2 million for the nine months ended September 30, 2025 from $711.7 million for the nine months ended September 30, 2024.

Interest income on securities increased $595,000, or 11.3%, to $5.9 million for the nine months ended September 30, 2025 from $5.3 million for the nine months ended September 30, 2024 primarily due to a 142 basis point increase in the average yield from 3.92% for the nine months ended September 30, 2024 to 5.34% for the nine months ended September 30, 2025, which was offset by a $33.0 million decrease in the average balance to $146.8 million for the nine months ended September 30, 2025 from $179.8 million for the nine months ended September 30, 2024. The decrease in the average balance and the increase in the yield was as a result of the balance sheet restructuring undertaken in the fourth quarter of 2024, where certain lower-yielding securities were sold and a portion of the proceeds were reinvested into higher-yielding securities and all remaining held to maturity securities were reclassified as available for sale.

Interest Expense. Interest expense decreased $2.2 million, or 9.7%, from $23.1 million for the nine months ended September 30, 2024 to $20.9 million for the nine months ended September 30, 2025, primarily due to lower average balances on certificates of deposit and borrowings and a lower rate paid on certificates of deposit.

Interest expense on interest-bearing deposits decreased $1.5 million, or 8.0%, to $16.9 million for the nine months ended September 30, 2025 from $18.4 million for the nine months ended September 30, 2024. The decrease was due to a 26 basis point decrease in the average cost of deposits to 3.69% for the nine months ended September 30, 2025 from 3.95% for the nine months ended September 30, 2024.  The decrease in the average cost was driven by a 34 basis point decrease in the average cost of certificates of deposit to 4.05% for the nine months ended September 30, 2025 from 4.39% for the nine months ended September 30, 2024. The decrease in the average cost of deposits was due to the lower interest rate environment and a change in the composition of the deposit portfolio as the average balance of certificates of deposit declined while the average balance of transactional accounts increased. The average balances of certificates of deposit decreased $20.6 million to $489.9 million for the nine months ended September 30, 2025 from $510.5 million for the nine months ended September 30, 2024 while average NOW/money market accounts and savings accounts increased $6.8 million and $4.5 million for the nine months ended September 30, 2025, respectively, compared to the nine months ended September 30, 2024.

Interest expense on Federal Home Loan Bank advances decreased $756,000, or 16.0%. The decrease was primarily due to a decrease in the average balance of $36.9 million to $134.7 million for the nine months ended September 30, 2025 from $171.6 million for the nine months ended September 30, 2024. The decrease was offset by an increase in the average cost of borrowings of 26 basis points to 3.93% for the nine months ended September 30, 2025 from 3.67% for the nine months ended September 30, 2024 due to the new borrowings being for shorter durations at higher rates.

Net Interest Income. Net interest income increased $3.1 million, or 38.9%, to $11.2 million for the nine months ended September 30, 2025 from $8.1 million for the nine months ended September 30, 2024.  The increase reflected a 53 basis point increase in our net interest rate spread to 1.21% for the nine months ended September 30, 2025 from 0.68% for the nine months ended September 30, 2024. Our net interest margin increased 55 basis points to 1.73% for the nine months ended September 30, 2025 from 1.18% for the nine months ended September 30, 2024

.

Provision for Credit Losses. We recorded an $130,000 recovery of credit losses for the nine months ended September 30, 2025 compared to a $70,000 provision for credit losses for the nine months ended September 30, 2024. The decrease in the allowance for credit losses was due to the decrease in loans, loan commitments and held-to-maturity securities and the absence of charge-offs.

Non-Interest Income. Non-interest income increased by $612,000, or 65.9%, to $1.5 million for the nine months ended September 30, 2025 from $930,000 for the nine months ended September 30, 2024.  Bank-owned life insurance income increased $564,000, or 87.1%, due to a death benefit receivable related to a former employee and higher balances during 2025. The gain on the sale of loans also increased by $26,000 compared to the nine months ended September 30, 2024.

Non-Interest Expense. For the nine months ended September 30, 2025, non-interest expense increased $478,000, or 4.4%, over the comparable 2024 period. Professional fees increased $250,000, or 36.7%, due to higher legal and consulting expense. Occupancy and equipment costs increased $833,000, or 74.4%, as a result of the lease-buyback transaction completed in the fourth quarter of 2024, which resulted in increased lease expense. These were offset by a $241,000, or 3.8%, reduction in salaries and employee benefit, which decreased due to lower headcount, advertising expense, which decreased by $179,000, or 57.6%, and other non-interest expense, which decreased $183,000, or 24.4%.

Income Tax Expense. Income tax benefit decreased $814,000, or 99.1%, to a benefit of $8,000 for the nine months ended September 30, 2025 from a $821,000 benefit for the nine months ended September 30, 2024. The decrease was due to an increase of $3.5 million in pre-tax income. Included in the net income for the nine months ended September 30, 2025 was a one-time death benefit of approximately $543,000 from a bank-owned life insurance policy, which was a non-taxable event and reduced the Company's effective tax rate for the period.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of September 30, 2025. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$85,472	$(45,353)	(34.67)%	10.20%	(29.29)%
300 bp	97,152	(33,673)	(25.74)	11.36	(21.25)
200 bp	107,892	(22,933)	(17.53)	12.37	(14.21)
100 bp	119,114	(11,711)	(8.95)	13.40	(7.11)
—	130,825	—	—	14.42	—
(100) bp	141,878	11,053	8.45	15.34	6.37
(200) bp	153,187	22,362	17.09	16.24	12.57
(300) bp	164,667	33,842	25.87	17.10	18.55
(400) bp	177,806	46,981	35.91	18.08	25.34

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

Net Interest Income Analysis. We also use income simulation to measure interest rate risk in our balance sheet at a given point in time by showing the effect on net interest income over specified time frames and using different interest rate shocks and ramps. The assumptions include management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are subject to change, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of September 30, 2025, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(15.44)%
300	(11.40)
200	(7.56)
100	(3.79)
—	—
(100)	3.37
(200)	7.00
(300)	10.17
(400)	11.62

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

The preceding simulation does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels, including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable-rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At September 30, 2025, we had the ability to borrow up to $234.1 million, of which $119.4 million was outstanding and $7.2 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2025, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and loan and security sales are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2025, cash and cash equivalents totaled $31.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $160.7 million at September 30, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2025 totaled $444.6 million, or 68.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At September 30, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of September 30, 2025, the Bank reported as a qualifying community bank with a ratio of 15.42%.

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

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended) as of September 30, 2025.  Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the three months ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At September 30, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On August 12, 2025, the Company announced it had received regulatory approval for the repurchase of up to 237,590 shares of its common stock, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The repurchase program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of September 30, 2025, 4,821 shares have been repurchased pursuant to the program at a cost of $42,000.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the third quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	—	$ —	—	—
August 1 - 31, 2025	4,221	8.74	4,221	233,369
September 1 - 30, 2025	600	9.03	600	232,769
Total	4,821	$ 8.78	4,821	232,769

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

101.0

The following materials for the periods ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: November 12, 2025	/s/ Kevin Pace
Kevin Pace
President and Chief Executive Officer

Date: November 12, 2025	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer