Form 10-K
period 2025-12-31
Bogota Financial Corp.
filed 2026-03-27
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $50.0 million.

As of March 20, 2026 there were 12,919,366 outstanding shares of the registrant’s common stock, of which 8,504,556 shares are owned by Bogota Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (Part III)

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

●	technological changes that may be more difficult or expensive to implement than expected;

●	the ability of third-party providers to perform their obligations to us;

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

●	the imposition of tariffs or other domestic or international governmental policies;

●	our ability to manage market risk, credit risk and operational risk;

●	The impact of any federal government shutdown;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

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

●	our ability to retain and attract key employees;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

At December 31, 2025, we had consolidated total assets of $904.9 million, total deposits of $652.4 million and total equity of $140.9 million. Bogota Savings Bank is subject to comprehensive regulation and examination by the NJDBI and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.bogotasavingsbank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our branches, including our corporate office, are located in Bergen, Morris and Essex Counties, although we consider our lending area to generally also encompass Monmouth and Ocean Counties in New Jersey and the surrounding areas. Bergen County is the most populous county in New Jersey (out of 21 counties) with a population of approximately 1,002,000 compared to an estimated population of 916,000 for Essex County, 653,000 for Monmouth County, 678,000 for Ocean County, 534,000 for Morris County and 9.7 million for the entire state as of December 31, 2025 according to U.S. Bureau of Labor Statistics. The economy in our primary market area has benefited from being varied and diverse, with a broad economic base. Bergen, Essex, Monmouth, Ocean and Morris Counties have a median household income of approximately $124,000, $77,000, $123,000, $86,000 and $135,000, respectively, as of December 31, 2025, according to U.S. Bureau of Labor Statistics. The median household income for New Jersey is approximately $104,000 and the median household income is approximately $85,000 for the United States. As of December 2025, the unemployment rate was 3.5% for Bergen County, 5.7% for Essex County, 4.5% for Monmouth County, 5.2% for Ocean County and 4.2% for Morris County, compared to 5.4% for New Jersey and a national rate of 4.3% according to US Bureau of Labor Statistics.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the federal government, such as Treasury bills. Based on FDIC data at June 30, 2025, (the latest date for which information is available), we had 0.82% of the FDIC-insured deposit market share in Bergen County, which was the 21st largest market share among the 43 institutions with offices in the county. Based on FDIC data at June 30, 2025, we had 0.05% of the FDIC-insured deposit market share in Essex County, which was the 30th largest market share among the 30 institutions with offices in the county. Based on FDIC data at June 30, 2025, we had 0.05% of the FDIC-insured deposit market share in Morris County, which was the 29th largest market share among the 29 institutions with offices in the county. Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in the markets that we serve.

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

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2025
	Residential Real Estate	Commercial Real Estate	Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$748	$188	$231	$744	$958	$118	$2,987
More than one year through five years	12,413	52,378	9,071	13,676	2,192	-	89,730
More than five years through fifteen years	53,894	37,132	26,813	5,985	61	-	123,885
More than fifteen years	376,839	32,263	22,830	1,641	—	-	433,573
Total	$443,894	$121,961	$58,945	$22,046	$3,211	$118	$650,175

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$293,233	$149,913	$443,146
Commercial real estate loans	30,120	91,653	121,773
Multi-family real estate loans	4,625	54,089	58,714
Construction loans	-	21,302	21,302
Commercial and industrial loans	2,060	193	2,253
Consumer loans	-	-	-
Total	$330,038	$317,150	$647,188

Residential Real Estate Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower, as well as home equity loans and lines of credit. At December 31, 2025, one- to four-family residential real estate loans totaled $443.9 million, or 68.3% of our total loan portfolio, and consisted of $294.0 million of fixed-rate loans and $149.9 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area.

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

Commercial and Multi-Family Real Estate Loans. At December 31, 2025, we had $180.9 million in commercial and multi-family real estate loans, representing 27.8% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2025, commercial real estate loans totaled $122.0 million, of which $30.0 million was owner-occupied real estate and $92.0 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of ten years based on a 25-year amortization schedule, and loan-to-value ratios of up to 70% of the appraised value of the property for loans that are originated in-house and 60% of the appraised value of the property for loans received from brokers. Our commercial real estate loans are offered with fixed or adjustable interest rates. Interest rates on our adjustable-rate loans generally adjust every three, five, seven and ten years and the interest rate is indexed to the Federal Home Loan Bank advance rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have three months of operating expenses and loan payment reserves in a liquid account with us. At December 31, 2025, our largest commercial real estate loan totaled $8.6 million and was secured by a shopping mall located in our primary market area. At December 31, 2025, this loan was performing in accordance with its original terms.

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

At December 31, 2025, multi-family real estate loans totaled $58.9 million representing 9.1% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with fixed or adjustable interest rates with terms and amortization periods generally of up to 25 years. Interest rates on our adjustable-rate multi-family real estate loans are generally indexed to the Federal Home Loan Bank advance rate, plus a margin. At December 31, 2025, our largest multi-family real estate loan had an outstanding balance of $7.4 million and was secured by an apartment building located in our primary market area. At December 31, 2025, this loan was performing according to its original terms.

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

Consumer Loans. We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of consumer lines of credit. At December 31, 2025, consumer loans totaled $118,000, representing less than 1.0% of our total loan portfolio.

The procedures for underwriting consumer loans include assessing the applicant’s payment history on other indebtedness and the applicant’s ability to meet existing obligations and payments on the proposed loan. The applicant’s creditworthiness is a primary consideration in the underwriting process.

Construction Loans. We also originate loans to finance the construction of one- to four-family residential properties and for the acquisition of land. At December 31, 2025, residential construction loans totaled $1.6 million, or less than 1.0% of our total loan portfolio. These loans are secured by properties located in our primary market area.

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

We also offer loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. At December 31, 2025, we had commercial construction loans that totaled $20.4 million, or 3.14% of our total loan portfolio. These loans were secured by land and existing buildings located in our primary market area. At December 31, 2025, we had one non-performing construction loan, which is being actively managed by the Company totaling $10.9 million and is considered well-secured with a loan-to-value of 41% based on an appraisal performed in March 2025. We did not record any specific reserve, or charge-offs for this loan.

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

Commercial and Industrial Loans. We offer commercial loans and adjustable-rate lines of credit up to $500,000 to small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2025, commercial and industrial loans totaled $3.2 million, or 0.5% of total loans.

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

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high-interest rate environment. In addition, although adjustable-rate loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is somewhat limited by the annual and lifetime interest rate adjustment limits on adjustable-rate residential real estate loans.

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

For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended December 31, 2025 we did not purchase any loans and for the year ended December 31, 2024 and we purchased $23.9 million from these mortgage brokers. As part of purchasing the loans, we typically, but not always, acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are added to the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed- and adjustable rate one- to four-family real estate loans, with maturities up to 30 years. During the year ended December 31, 2025, we purchased three loans totaling $2.7 million from correspondent banks and none in 2025.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we purchase participation interests primarily in commercial real estate and multi-family loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $3.2 million, all of which were commercial or multi-family real estate loans. All such loans were performing according to their original terms at December 31, 2025.

Loan Approval Procedures and Authority

Pursuant to New Jersey law, the aggregate amount of loans that Bogota Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Bogota Savings Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2025, based on the 15% limitation, Bogota Savings Bank’s loans-to-one-borrower limit was approximately $19.9 million.  At December 31, 2025, our largest loan relationship with a single borrower was for $16.1 million, which consisted of four loans secured by various commercial real estate and multi-family properties in our primary market area. The underlying loans were performing in accordance with their terms on that date.

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

	At or for the Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Gross loans	$650,176	$714,337
Net loans	647,646	711,716
Average loans	686,850	713,138
Non-accrual loans	13,311	13,963
Allowance at beginning of year	2,621	2,786
Recovery for credit losses	(130)	(148)
Provision (recovery) for off-balance sheet commitments	39	(17)

Charge offs:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Residential real estate loans	—	—
Commercial and multi-family real estate loans	—	—
Construction loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net recoveries	—	—

Allowance for credit losses at end of period	$2,530	$2,621

Allowance for credit losses to non-accrual loans at end of period	19.01%	21.81%
Allowance for credit losses to total loans outstanding at end of period	0.39%	0.39%
Non-accrual loans to total loans	2.04%	1.78%
Net recoveries to average loans outstanding during period	—%	—%
Net recoveries to average residential real estate loans outstanding during period	—%	—%
Net recoveries to average commercial and multi-family real estate loans outstanding during period	—%	—%
Net recoveries to average construction loans outstanding during period	—%	—%
Net recoveries to average commercial and industrial loans outstanding during period	—%	—%
Net recoveries to average consumer loans outstanding during period	—%	—%

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

	At December 31,
	2025			2024
	Allowance for Credit Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$1,618	63.95%	68.28%	$1,681	64.14%	66.19%
Commercial real estate loans	586	23.16	18.76	508	19.38	16.52
Multi-family real estate loans	241	9.53	9.07	289	11.03	10.38
Construction loans	69	2.73	3.39	123	4.69	6.05
Commercial and industrial loans	16	0.63	0.49	20	0.76	0.01
Consumer loans	—	—	—	—	—	—
Total	$2,530	100.00%	100.00%	$2,621	100.00%	100.00%

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2025 are summarized in the following table. The weighted average yield is calculated by dividing income, which has not been tax effected on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

	One Year or Less	More than One Year through Five Years	More than Five Years through Ten Years	More than Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Fair Value	Weighted Average Yield

Securities available for sale:
U.S. government and agency obligations	—%	2.00%	—%	—%	$2,944	2.00%
Corporate bonds	—	6.74	5.24	6.63	53,216	5.70
Municipal securities	—	—	—	2.28	427	2.28
Mortgage-backed securities – residential	—	3.11	5.1	5.07	89,984	5.07
Mortgage-backed securities – commercial	—	4.36	2.59	2.40	11,494	2.21
Total	—%	5.44%	4.79%	4.91%	$158,065	4.65%

Sources of Funds

General. Deposits are our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. At December 31, 2025, municipal deposits totaled $45.1 million, which represented 6.9% of total deposits.

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

Also, when rates and terms are favorable, we supplement customer deposits with brokered deposits. At December 31, 2025, we had $109.7 million of brokered deposits (79 accounts), which represented 16.8% of total deposits and 77.9% of total capital at December 31, 2025 with such funds having a weighted average remaining term to maturity of seven months. This compares to $101.6 million of brokered deposits (64 accounts), which represented 15.8% of total deposits and 74.0% of total capital at December 31, 2024 with such funds having a weighted average remaining term to maturity of 13 months. In a rising rate environment, we may be unwilling or unable to pay competitive rates. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

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

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate

Noninterest bearing demand accounts	$28,177,516	4.32%	—%	$32,681,963	5.09%	—%
NOW accounts	65,532,122	10.04	2.76	55,378,051	8.62	2.53
Money market accounts	10,244,512	1.57	0.44	13,996,460	2.18	0.58
Savings accounts	54,558,439	8.36	2.13	46,851,793	7.30	1.90
Certificates of deposit	493,934,468	75.70	3.75	493,279,775	76.81	4.37
Total	$652,447,057	100.00%	3.30%	$642,188,042	100.00%	3.73%

As of December 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) for checking accounts (noninterest bearing demand accounts, NOW accounts and money market accounts), savings accounts and certificates of deposit was $58.2 million, $17.5 million and $196.9, million respectively. As of December 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) for noninterest bearing demand accounts, NOW accounts and money market accounts, savings accounts and certificates of deposit was $11.0 million, $2.1 million and $31.6 million respectively. The amount of uninsured deposits is estimated on a per account basis, actual uninsured deposits may vary when accounts are combined to a single owner. The following table sets forth the maturity of the portion of our certificate of deposit that are in excess of the Federal Deposit Insurance Corporation insurance limit as of December 31, 2025.

At December 31, 2025
(In thousands)
Maturity Period:
Three months or less	$112,533
Over three through six months	27,453
Over six through twelve months	40,499
Over twelve months	16,450
Total	$196,935

Employees and Human Capital Resources

As of December 31, 2025, we had 56 full-time employees and one part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2025, 40% of our current staff had been with us for five years or more.

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

Common equity tier 1 capital, tier 1 capital, total capital, risk weighted assets, and average assets are defined in the Basel III rules and applicable federal regulations. The Bogota Savings Bank opted to exclude accumulated other comprehensive income components from common equity tier 1 and total regulatory capital. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the Federal Deposit Insurance Corporation that, if undertaken, could have a direct material effect on Bogota Savings Bank.

In addition to establishing the minimum regulatory capital requirements, federal regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The Economic Growth, Regulatory Relief, and Consumer Protection Act required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a community bank leverage ratio (“CBLR”) for financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria (“qualifying community banking organizations”). In 2020, the federal banking agencies adopted a final rule that established 9% as the CBLR, for 2022 and thereafter. In November 2025, the federal banking agencies, including the FDIC, issued a proposed rule to lower the community bank leverage ratio to 8%.

Qualifying community banking organizations may opt into and out of the CBLR framework on their quarterly call reports. Qualifying community banking organizations that elect to use the CBLR framework and that meet the specified capital requirement, which starting in 2022 is maintaining a leverage ratio of greater than 9% but has been proposed to be lowered to 8% if a final rule is issued, are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the requisite thresholds to be considered well capitalized under the prompt corrective action laws and regulations. The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization.

Bogota Savings Bank elected to use the CBLR framework as of December 31, 2024. Bogota Savings Bank’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of Bogota Savings Bank at December 31, 2025 was 15.80%; see Note 14 for more information.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it currently has a CBLR ratio of 9.0% or greater, or if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. At December 31, 2025, Bogota Savings Bank was classified as a “well capitalized” institution.

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

Transactions with Affiliates and Federal Reserve Board Regulation W. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to Bogota Savings Bank through Section 18(j) of the Federal Deposit Insurance Act, prohibit a bank and its subsidiaries from engaging in a “covered transaction” if the aggregate amount of covered transactions outstanding with the affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus, or if the aggregate amount of covered transactions outstanding with all affiliates, including the proposed transaction, would exceed an amount equal to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act and Regulation W apply to “covered transactions” as well as to certain other transactions, including the provision of services and selling of assets to an affiliate, and require that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the institution or its subsidiary as those prevailing at the time for comparable transactions with or involving a non-affiliate.

Loans to Insiders and Federal Reserve Board Regulation O. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests) as well as loans to insiders of its affiliates and to such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, as made applicable to Bogota Savings Bank through Section 18(j) of the Federal Deposit Insurance Act and Federal Deposit Insurance Corporation regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Bogota Savings Bank. See “New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and unimpaired surplus. Generally, loans to insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders. See Note 5 for more information. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” as implemented by the Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA and the implementing regulations currently utilized by the Federal Deposit Insurance Corporation require the agency to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Bogota Savings Bank’s most recent Federal Deposit Insurance Corporation CRA rating in August 2023 was “Satisfactory.” In 2025, both houses of the New Jersey legislature introduced state-level community reinvestment bills, although they have not yet been signed into law.

Consumer Protection and Fair Lending Regulations. Bogota Savings Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of enforcement actions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, prohibit unfair and deceptive acts and practices against consumers. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Federal Deposit Insurance Corporation and state attorneys general. In December 2025, the New Jersey Division on Civil Rights adopted regulations that implement the state's civil rights law and that will prohibit certain discriminatory practices by lenders in the state.

Federal Home Loan Bank System

Bogota Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Bogota Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Bogota Savings Bank was in compliance with this requirement at December 31, 2025.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with supervisory staff prior to a bank holding company’s payment of dividends or repurchases of stock under certain circumstances. These regulatory policies could affect the ability of Bogota Financial Corp. to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

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

In addition, the Bank Holding Company Act of 1956, as amended, provides that no company may acquire control of a bank or bank holding company within the meaning of that statute or its implementing regulations without having first obtained the approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and applicable Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the Federal Reserve Board, after notice and opportunity for a hearing, that the acquirer has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. See Note 10 in the Notes to consolidated financial statements that appear in this Annual Report on Form 10-K for additional information. At December 31, 2025, Bogota Savings Bank had net operating loss carryovers assumed from the Gibraltar merger and incurred in 2025 totaling $3.2 million.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2025, Bogota Savings Bank had $2.4 million of capital loss carryovers that expire in five years.

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

At December 31, 2025, approximately $646.8 million, or 99.5% of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market of Bergen, Essex, Monmouth, Morris and Ocean Counties in New Jersey. Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans. Future declines in the real estate values in northern and central New Jersey could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth.

Our strategy emphasis on commercial and multi-family real estate loans may expose us to increased lending risks.

At December 31, 2025, $180.9 million, or 27.8% of our loan portfolio, consisted of commercial and multi-family real estate loans. We are committed to increasing this type of lending. However, commercial and multi-family real estate loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial and multi-family real estate loans generally depends, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial and multi-family real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could impact the value of the security for the loan or the future cash flows of the affected property. Additionally, any decline in real estate values may affect commercial and multi-family real estate properties more than residential properties. Also, many of our commercial and multi-family real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2025, $87.3 million, or 13.4% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. At December 31, 2025, $13.7 million, or 2.11% of these loans were past due. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

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

As of December 31, 2025, the Company’s loan portfolio included loans to: (i) lessors of office buildings of $25.1 million, or 3.5% of total loans; and (ii) borrowers in the retail industry of $63.8 million, or 9.8% of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our commercial real estate loan portfolio.  Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

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

As a result of our historical focus on one- to four-family residential real estate loans, the majority of our loans have fixed interest rates. This can create significant earnings volatility because of changes in market interest rates. Our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. Furthermore, the rates we earn on our other interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, thereby requiring us to reinvest these cash flows at lower interest rates. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits, which have shorter durations.

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

At December 31, 2025, the Company maintained a debt securities portfolio of $158.1 million, all of which was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive loss. During the year ended December 31, 2025, we booked other comprehensive gains of $2.1 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio and had total accumulated other comprehensive loss of $2.0 million. Changes in the estimated fair value of this portfolio will result in a proportional changes in reported stockholders’ equity, as well as book value per common share. These changes will occur even though the securities are not sold.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk can negatively impact the value of assets or income from investments as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained elevated through the first half of calendar 2024, before beginning to moderate in the latter half of 2024 and into calendar 2025. However, inflation levels continue to exceed the Federal Reserve Board’s long-term target of 2.0%. . As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, restrictions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us.  In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

A deterioration in economic conditions could reduce demand for our products and services and/or result in a decrease in our asset quality, which could have an adverse effect on our results of operations.

A significant decline in general economic conditions caused by inflation, recession, tariffs, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could negatively affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, the level of our classified assets, reduce the demand for our products and services, and/or adversely affect our financial results and our banking operations. Economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Certificates of deposit comprised $493.9 million or 75.7% of our total deposits at December 31, 2025. Certificates of deposit due within one year of December 31, 2025 totaled $441.3 million, or 67.6% of total deposits. This included $109.7 million of brokered deposits, which represented 16.8% of total deposits. While part of our business strategy is to emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also make it difficult for us to obtain reasonably priced deposits. If we are not able to increase our lower-cost transactional deposits, we may be forced to continue to pay higher costs for certificates of deposit, which would adversely affect our operating margins and profitability, or to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers.

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

At December 31, 2024, the Bank had approximately $211.3 million in available liquidity, including $35.6 million in cash, $136.6 million in secured borrowing capacity at the FHLB, and $54.0 million in unsecured lines of credit. This available liquidity is 474.0% the uninsured and unsecured deposit balance of $44.6 million.

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

As of December 31, 2025, we held $45.1 million of deposits from municipalities in our primary market area in New Jersey. These deposits may be more volatile than other deposits and generally are larger than our retail or business deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

Our assets decreased $66.5 million, or 6.8%, from $971.5 million at December 31, 2024 to $904.9 million at December 31, 2025, primarily due to increases in cash and cash equivalents and right of use assets connected with new leases signed as part of the Bank's sale leaseback transaction which was completed in the 4th quarter of 2024.  The increases were offset by decreases in loans and investments. Over the next several years, we expect to experience moderate organic growth in our total assets and deposits, and the scale of our operations. Achieving our organic growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

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

The failure to maintain current technologies, and the costs to update technology, could negatively impact the Corporation's business and financial results.

Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. We have been required, and may be required in the future, to expend additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

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

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Bogota Savings Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, executive orders, legislation or supervisory action, may have a material impact on our operations.

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

We are a smaller reporting company and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

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

ITEM 2. Properties

As of December 31, 2025, the net book value of our land, building and equipment was $4.4 million. The following table sets forth information regarding our offices as of December 31, 2025:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Branch Offices:

819 Teaneck Road
Teaneck, NJ 07666	Owned	2004	$1,728

60 East Main Street
Bogota, NJ 07603	Leased	2024	$48

181 Boulevard
Hasbrouck Heights, NJ 07604	Leased	2024	$207

1719 Route 10 East
Parsippany, NJ 07054	Leased	2021	$24

5527 Berkshire Valley Road
Oak Ridge, NJ 07438	Owned	2021	$387

1039 South Orange Road
Newark, NJ 07106	Leased	2024	$21

558 E Crescent Avenue
Upper Saddle River, NJ 07458	Leased	2023	$401

Other Offices:

510 Warren Ave
Spring Lake, NJ 07762	Leased	2021	$3
(used as a loan production office)

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings in the ordinary course of business. At December 31, 2025, we were not involved in any legal proceedings the outcome of which management believes would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of Bogota Financial Corp. is listed on The NASDAQ Capital Market under the symbol “BSBK”. At March 27, 2026, Bogota Financial Corp. had approximately 613 stockholders of record.

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

There were no sales of unregistered securities during the quarter ended December 31, 2025.

On August 12, 2025, the Company announced that it has received regulatory approval for the repurchase of up to 237,590 shares of its common stock, which is approximately 5% of its outstanding common stock (excluding shares held by Bogota Financial, MHC), as previously approved by the board of directors of the Company.  Shares may be repurchased in open market or private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As of December 31, 2025, the Company repurchased 76,673 shares of its common stock, at a cost of $656,000, pursuant to this repurchase program.  The repurchase program does not have a scheduled expiration date and the Board of Directors may suspend or discontinue the program at any time.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program during the fourth quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	20,523	$8.79	20,523	212,246
November 1 - 30, 2025	21,628	8.52	21,628	190,618
December 1 - 31, 2025	29,701	8.30	29,701	160,917
Total	71,852	$8.51	71,852

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

The Company determines its allowance for credit losses (“ACL”) through an analysis of its loan portfolio segments. The Company has designated six portfolio segments, which are residential, commercial real estate, multi-family, construction, commercial and industrial and consumer. These portfolio segments are further disaggregated into classes, which represent loans and leases of similar type, risk characteristics, and methods for monitoring and assessing credit risk.

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

Continue to focus on residential real estate lending. We have been, and will continue to be, primarily a one- to four-family residential real estate lender in our market area. As of December 31, 2025, $443.9 million, or 68.3% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We expect that one- to four-family residential real estate lending will remain our primary lending activity.

Continue to emphasize commercial and multi-family real estate lending. We view the growth of commercial real estate and multi-family lending as a means of increasing our interest income and the yield on our loan portfolio, and reducing the average terms of our loans. We believe that local banking consolidation has created opportunities to attract talent with experience originating commercial real estate loans within our market area. Our commercial real estate and multi-family loan portfolio decreased to $180.9 million, or 27.8% of total loans, at December 31, 2025, from $192.2 million, or 26.9% of total loans, at December 31, 2024.

Increase lower-cost core deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services. At December 31, 2025, core deposits decreased to 24.3% of our total deposits compared to 24.8% of our total deposits at December 31, 2024.

Grow through opportunistic bank or branch acquisitions or formations. We are opening a new branch in Point Pleasant during the second quarter of 2026, which we hope will be an additional source for deposit growth. We will consider acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our market, we expect to expand into contiguous markets. Our capital position affords us the opportunity to acquire smaller institutions or fee-based businesses located in or contiguous to our market area.

Continue to emphasize operating efficiencies and cost controls. We are focused on controlling expenses while increasing our net income. We are disciplined in managing non-interest expenses by identifying cost savings opportunities such as the sale/leaseback transaction we executed, renegotiating key third-party contracts and reducing other operating expenses. Our overhead ratio, defined as non-interest expense to average total assets, was 1.66% for the year ended December 31, 2025 compared to 1.66% for the year ended December 31, 2024. To support our growth in a cost-effective way, we plan to continue to invest prudently in technology to help improve our operational infrastructure.

Maintain disciplined underwriting. We emphasize a disciplined credit culture based on intimate knowledge of the market, close ties to our customers, sound underwriting standards and experienced loan officers. We are committed to actively monitoring and managing our loan portfolio in an effort to proactively identify and mitigate credit risks within the portfolio. At December 31, 2025, non-performing assets totaled $13.3 million, which represented 1.47% of total assets. Included in this amount was a $10.9 million construction loan, which is being actively managed by the Company and is considered well-secured with a loan-to-value of 41% based on an appraisal performed in March 2025. We did not record any specific reserve, or charge-offs for this loan. At December 31, 2024, there were $14.0 million of non-performing assets, which represented 1.44% of total assets.

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

Actual credit losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results. See "Overview - Provision for Credit Losses" or Note 1 to the Notes to the consolidated financial statements for a complete discussion of the allowance for credit losses.

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

	For the Years Ended December 31,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$17,390	$908	5.22%	$10,197	$606	5.94%
Loans	686,850	33,521	4.88	713,138	33,412	4.69
Securities	149,549	7,944	5.31	178,684	6,939	3.88
Other interest-earning assets	6,974	636	9.12	9,106	793	8.71
Total interest-earning assets	860,763	43,009	5.00	911,125	41,750	4.58
Non-interest-earning assets	58,254			59,511
Total assets	$919,017			$970,636

Liabilities and Equity:
NOW and money market accounts	$73,918	1,792	2.42	$67,561	1,359	2.01
Savings accounts	49,298	1,025	2.08	43,975	821	1.87
Certificates of deposit	492,766	19,637	3.98	508,327	22,405	4.41
Total interest-bearing deposits	615,982	22,454	3.65	619,863	24,585	3.97

Federal Home Loan Bank advances (1)	127,933	5,084	3.97	175,997	6,614	3.76
Total interest-bearing liabilities	743,915	27,538	3.70	795,860	31,199	3.92
Non-interest-bearing deposits	31,008			31,572
Other non-interest-bearing liabilities	5,067			6,303
Total liabilities	779,990			833,735
Total equity	139,027			136,901
Total liabilities and equity	$919,017			$970,636
Net interest income		$15,471			$10,551
Interest rate spread (2)			1.29%			0.66%
Net interest margin (3)			1.80%			1.16%
Average interest-earning assets to average interest-bearing liabilities		115.71%			114.48%

(1)

Cash flow hedges are used to manage interest rate risk. During the  twelve months ended December 31, 2025 and 2024, the net effect on interest expense on Federal Home Loan Bank advances was a reduced expense of $664,000 and $1.5 million, respectively.

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

	Year Ended December 31, 2025 vs 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and cash equivalents	$383	$(81)	$302
Loans receivable	(1,254)	1,363	109
Securities	(1,258)	2,263	1,005
Other interest-earning assets	(193)	36	(157)
Total interest-earning assets	(2,322)	3,581	1,259

Interest expense:
NOW and money market accounts	137	296	433
Savings accounts	105	99	204
Certificate of deposit	(664)	(2,104)	(2,768)
Federal Home Loan Bank advances	(1,887)	357	(1,530)
Total interest-bearing liabilities	(2,309)	(1,352)	(3,661)

Net decrease in net interest income	$(13)	$4,933	$4,920

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets decreased $66.6 million, or 6.9%, to $904.9 million at December 31, 2025 from $971.5 million at December 31, 2024. The decrease was primarily due to a $64.1 million decrease in loans and $16.6 million decrease in cash and cash equivalents, offset by a $17.8 million increase in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $16.6 million, or 31.8%, to $35.6 million at December 31, 2025 from $52.2 million at December 31, 2024. This decrease was primarily due to cash used to purchase securities.

Investment Securities. Securities available for sale increased $17.8 million, or 12.7%, to $158.1 million at December 31, 2025 from $140.3 million at December 31, 2024.  Average yields on securities available for sale increased 143 basis points from 3.88% for the twelve months ended December 31, 2024, to 5.31% for the twelve months ended December 31, 2025, due to the balance sheet restructuring that took place in December 2024.

Net Loans. Net loans decreased $64.1 million, or 9.0%, to $647.6 million at December 31, 2025 from $711.7 million at December 31, 2024 due to $105.1 million in repayments, partially offset by new originations of approximately $41.0 million. Due to the interest rate environment, we have seen a decrease in demand for residential and construction loans, which have been the primary drivers of our loan growth in recent periods.

The decrease in net loans reflected a $28.9 million, or 6.1%, decrease in one- to four-family residential real estate loans and home equity lines of credit to $443.9 million at December 31, 2025 from $472.7 million at December 31, 2024, a decrease of $21.1 million, or 48.9%, in construction loans to $22.0 million at December 31, 2025 from $43.2 million at December 31, 2024  and an decrease of $11.3 million, or 5.8%, decrease in commercial and multi-family real estate loans to $180.9 million at December 31, 2025 from $192.1 million at December 31, 2024. As of December 31, 2025, the Bank had no loans held for sale.

Regulatory Stock. Regulatory stock decreased $3.5 million or 39.4% to $5.4 million at December 31, 2025 from $4.7 million as of December 31, 2024, the decrease was due to a reduction in borrowings.

Investment in limited partnership. The Company made a $2.5 million equity investment as part of a $10 million commitment to fund a limited partnership that invests in sale leaseback transactions.

Deposits. Total deposits at December 31, 2025 were $652.4 million, increasing $10.3 million, or 1.6%, as compared to $642.2 million at December 31, 2024, primarily due to a $14.8 million increase in interest-bearing deposits offset by a $4.5 million decrease in non-interest bearing checking accounts. The average rate paid on deposits decreased 43 basis points to 3.30% for 2025 from 3.73% for 2024 due to lower market interest rates and an increase in NOW accounts, which increased $10.5 million, or 19.0%, to $65.5 million at December 31, 2025 from $55.0 million at December 31, 2024 primarily due to a increase in municipal deposits.

At December 31, 2025, municipal deposits totaled $45.1 million, which represented 6.9% of total deposits, and brokered deposits totaled $109.7 million, which represented 16.8% of total deposits. At December 31, 2024, municipal deposits totaled $30.7 million, which represented 4.8% of total deposits, and brokered deposits totaled $101.6 million, which represented 15.8% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings decreased $78.9 million, or 45.8%, to $93.3 million at December 31, 2025 from $172.2 million at December 31, 2024, due to repayments of $9.5 million from short-term advances and a decrease of $69.4 million in long-term advances. The weighted average rate paid on borrowings was 4.35% and 4.49% as of December 31, 2025 and December 31, 2024, respectively. The Company uses cash flow hedges to manage interest rate risk.  At December 31, 2025, the Company had six interest rate swaps with a notional amount of $85.0 million hedging on certain short-term FHLB advances.  Borrowings decrease because of less need for wholesale funding with a decrease in assets and a increase in deposits.

Total Equity. Total stockholders’ equity increased $3.6 million to $140.9 million at December 31, 2025, from $137.3 million at December 31, 2024. The increase was due to a reduction in the accumulated other comprehensive loss on the securities portfolio of $1.5 million and net income of $2.1 million, offset by the repurchase of 123,603 shares of stock at a total cost of $1.1 million. At December 31, 2025, the Company’s ratio of average stockholders’ equity-to-average total assets was 15.30%, compared to 14.10% at December 31, 2024.

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General. Net income increased by $4.3 million, or 196.3%, to net income of $2.1 million for the twelve months ended December 31, 2025, compared to a net loss of $2.2 million for the twelve months ended December 31, 2024. This increase was primarily due to an increase of $4.9 million in net interest income and an increase of $420,000 in non-interest income offset by an increase of $707,000 in non-interest expense and an increase of $353,000 in income tax.

Interest Income. Interest income increased $1.3 million, or 3.0%, from $41.8 million for the twelve months ended December 31, 2024 to $43.0 million for the twelve months ended December 31, 2025 due to higher yields on interest-earning assets offset by lower average balances.

Interest income on cash and cash equivalents increased $302,000, or 49.8%, to $908,000 for the twelve months ended December 31, 2025 from $606,000 for the twelve months ended December 31, 2024 due to a $7.2 million increase in the average balance to $17.4 million for the twelve months ended December 31, 2025 from $10.2 million for the twelve months ended December 31, 2024, offset by a 72 basis point decrease in the average yield from 5.94% for the twelve months ended December 31, 2024 to 5.22% for the twelve months ended December 31, 2025 due to the lower interest rate environment for most of 2025.

Interest income on loans increased $109,000, or 0.3%, to $33.5 million for the twelve months ended December 31, 2025 compared to $33.4 million for the twelve months ended December 31, 2024 primarily due to a 19 basis point increase in the average yield from 4.69% for the twelve months ended December 31, 2024 to 4.88% for the twelve months ended December 31, 2025 offset by a $26.3 million decrease in the average balance to $686.9 million for the twelve months ended December 31, 2025 from $713.1 million for the twelve months ended December 31, 2024.

Interest income on securities increased $1.0 million, or 14.5%, to $7.9 million for the twelve months ended December 31, 2025 from $6.9 million for the twelve months ended December 31, 2024 due to a 143 basis point increase in the average yield from 3.88% for the twelve months ended December 31, 2024 to 5.31% for the twelve months ended December 31, 2025, offset by a $29.1 million decrease in the average balance of securities to $149.5 million for the twelve months ended December 31, 2025 from $178.7 million for the twelve months ended December 31, 2024. Both the increase in the yield and the decrease in the average balance of securities was due to the balance sheet restructuring effected in December 2024.

Interest Expense. Interest expense decreased $3.7 million, or 11.7%, from $31.2 million for the twelve months ended December 31, 2024 to $27.5 million for the twelve months ended December 31, 2025 due to a lower average balance of and lower costs on interest-bearing liabilities. During the twelve months ended December 31, 2025, the use of cash flow hedges reduced the interest expense on the Federal Home Loan Bank advances by $644,000, compared to $1.5 million for 2024.

Interest expense on interest-bearing deposits decreased $2.1 million, or 8.7%, to $22.5 million for the twelve months ended December 31, 2025 from $24.6 million for the twelve months ended December 31, 2024. The decrease was due to a 32 basis point decrease in the average cost of interest-bearing deposits to 3.65% for the twelve months ended December 31, 2025 from 3.97% for the twelve months ended December 31, 2024 and a $3.9 million decrease in the average balance of interest-bearing deposits. The decrease in the average cost of deposits was due to the lower interest rate environment, which primarily impacted the rates paid on certificates of deposit, which remain the largest portion of the portfolio.  The changes was also due to a slight change in the composition of the deposit portfolio as the average balances of certificates of deposit decreased $15.6 million to $492.8 million for the twelve months ended December 31, 2025 from $508.3 million for the twelve months ended December 31, 2024 while NOW and money market accounts and savings accounts increased $6.4 million and $5.3 million for the twelve months ended December 31, 2025, respectively, compared to the twelve months ended December 31, 2024.

Interest expense on Federal Home Loan Bank borrowings decreased $1.5 million, or 23.1%, from $6.6 million for the twelve months ended December 31, 2024 to $5.1 million for the twelve months ended December 31, 2025. The decrease was due to a decrease in the average balance of borrowings of $48.1 million to $127.9 million for the twelve months ended December 31, 2025 from $176.0 million for the twelve months ended December 31, 2024.  The decrease was offset by an increase in the average cost of 22 basis points to 3.97% for the twelve months ended December 31, 2025 from 3.76% for the twelve months ended December 31, 2024 due to maturity of low cost borrowings.  At December 31, 2025, cash flow hedges used to manage interest rate risk had a notional value of $85.0 million, while fair value hedges totaled $60.0 million in notional value.

Net Interest Income. Net interest income increased $4.9 million, or 46.6%, to $15.5 million for the twelve months ended December 31, 2025 from $10.7 million for the twelve months ended December 31, 2024.  The increase reflected a 63 basis point increase in our net interest rate spread to 1.29% for the twelve months ended December 31, 2025 from 0.66% for the twelve months ended December 31, 2024. Our net interest margin increased 64 basis points to 1.80% for the twelve months ended December 31, 2025 from 1.16% for the twelve months ended December 31, 2024.

Provision for (recovery of) Credit Losses. We recorded a $130,000 recovery of credit losses for the twelve months ended December 31, 2025 compared to a $148,000 recovery for credit losses for the twelve-month period ended December 31, 2024 which reflected a decrease in the loan portfolio, as well as no charge-offs during the years. This 2024 recovery was inclusive of the effect due to the transfer of certain securities from the held to maturity portfolio to the available for sale portfolio, which resulted in a $108,000 recovery for credit losses for the 2024 period.

Non-Interest Income. Non-interest income increased by $420,000, or 31.1%, primarily due to an increase in bank owned life insurance of $564,000, or 64.7%, due to collection of death proceeds in 2025 offset by a decrease of $84,000 in other income due to a net loss on the investment in a limited partnership.

Non-Interest Expenses. For the twelve months ended December 31, 2025, non-interest expense increased $707,000, or 4.8%, compared to the twelve months ended December 31, 2024. Occupancy and equipment increased $1.2 million, or 82.7%, due to higher lease expense associated with the sale leaseback transaction that took place in December 2024. Salaries and employee benefits decreased $251,000, or 2.9%, due to a lower employee count when compared to 2024. Advertising decreased by $199,000 or 53.5% due to less promotion events taking place. Professional fees increased $265,000 or 33.5%, due to higher legal expense.  Data processing decreased $47,000, or 3.9%, due to lower processing costs. Other expense decreased $168,000, or 17.5%, due to lower miscellaneous expenses.

Income Tax Expense. Income tax expense increased $353,000, to a benefit of $18,000 for the twelve months ended December 31, 2025 from a benefit of $372,000 for the twelve months ended December 31, 2024. The increase in expense was due to $4.1 million, or 118.0%, of higher taxable income. The effective tax rate for the twelve months ended December 31, 2025 and December 31, 2024 were (0.88%) and (14.62%), respectively.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates at December 31, 2025. All estimated changes presented in the table are within the policy limits approved by the board of directors.

	NPV			NPV as Percent of Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
400 bp	$95,145	$(49,387)	(39.09)%	11.52%	(39.52)%
300 bp	107,616	(36,916)	(28.76)	12.75	(20.71)
200 bp	119,228	(25,304)	(19.77)	13.84	(13.93)
100 bp	131,356	(13,176)	(0.09)	14.94	(7.09)
0	144,532	—	—	16.08	—
(100) bp	156,929	12,397	9.62	17.09	6.28
(200) bp	168,367	23,835	18.63	17.97	11.75
(300) bp	179,331	34,799	26.66	18.75	16.60
(400) bp	191,277	46,745	35.27	19.63	22.08

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

As of December 31, 2025, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One (% change from year one base)
400 bp	(22.96)
300 bp	(17.08)
200 bp	(11.23)
100 bp	(5.57)
0	0
(100) bp	4.78
(200) bp	9.77
(300) bp	13.63
(400) bp	12.93

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing needs and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2025, we had the ability to borrow up to $232.8 million, of which $93.3 million was outstanding and $3.0 million was utilized as collateral for letters of credit issued to secure municipal deposits resulting in remaining availability of $136.6 million.  At December 31, 2025, we also had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balances.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2025, cash and cash equivalents totaled $35.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $158.1 million with a unrealized loss of $2.7 million at December 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2025 totaled $441.3 million, or 67.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NJDBI and the Federal Deposit Insurance Corporation. At December 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 14 in the Notes to the consolidated financial statements.

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

At December 31, 2025, we had $1.3 million of commitments to originate loans, comprised of $1.3 million of commitments of home equity loans and lines of credit. See Note 15 in the Notes to the consolidated financial statements for further information.

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of operations. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the allowance general reserve. At December 31, 2025, the Bank held $80,000 in reserves for unfunded liabilities, compared to $135,000 as of December 31, 2024.

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

ITEM 8. Financial Statements and Supplementary Data

2025 Auditor firm PCAOB number: 74 Auditor name: S. R. Snodgrass P.C. Auditor location: Cranbury Township, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bogota Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Bogota Financial Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $650.2 million as of December 31, 2025, and the associated ACL was $2.5 million. As discussed in Notes 1 and 4 to the financial statements, the calculation of the ACL requires significant judgment about the expected future losses, which is based on a base loss projection determined through a historical weighted average loss rate analysis, which is then adjusted for current qualitative conditions, which include reasonable and supportable forecasts. Management applies these qualitative adjustments to the base loss projection to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period. The qualitative adjustments include analysis of items related to current economic and forecasted conditions, delinquency statistics, geographic concentrations, and the adequacy of the underlying collateral, the financial strength of the borrower, the results of internal loan reviews, and other relevant factors.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments are highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●

Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the accuracy of inputs into significant qualitative factor adjustments.

●	Tested the completeness and accuracy of the Company’s watchlist and nonaccrual loan reports.

●	Testing the completeness and accuracy of the other significant data points that management uses in their evaluation of significant qualitative adjustments.

●	Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company’s defined peer group historical loss data.

●

Evaluating the directional consistency and reasonableness of management’s conclusions regarding basis points applied (whether positive or negative) based on the trends identified in the underlying data.

●	Testing the mathematical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company's auditor since 2021.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 27, 2026

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2025 and 2024

	2025	2024
ASSETS
Cash and due from banks	$11,584,648	$18,020,527
Interest-bearing deposits in other banks	24,013,947	34,211,681
Cash and cash equivalents	35,598,595	52,232,208

Securities available for sale	158,064,631	140,307,447
Loans, net of allowance $2,529,949 and $2,620,949, at December 31, 2025 and 2024, respectively	647,645,607	711,716,236
Premises and equipment, net	4,399,202	4,727,302
Regulatory stock	5,403,900	8,923,000
Accrued interest receivable	4,261,410	4,232,563
Core deposit intangibles	107,604	152,893
Bank owned life insurance	31,774,855	31,859,604
Right-of-use asset	10,265,125	10,776,596
Investment in limited partnership	2,413,320	—
Other assets	5,013,251	6,562,035
Total assets	$904,947,500	$971,489,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$28,177,516	$32,681,963
Interest bearing	624,269,541	609,506,079
Total deposits	652,447,057	642,188,042

FHLB advances-short term	20,000,000	29,500,000
FHLB advances-long term	73,322,132	142,673,182
Advance payments by borrowers for taxes and insurance	2,591,007	2,809,205
Lease liability	10,434,759	10,780,363
Other liabilities	5,244,197	6,249,932
Total liabilities	764,039,152	834,200,724

Stockholders' Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 12,925,572 issued and outstanding at December 31, 2025 and 13,059,175 at December 31, 2024	129,255	130,592
Additional Paid-In capital	54,949,369	55,269,962
Retained earnings	92,097,426	90,006,648
Unearned ESOP shares (356,188 shares at December 31, 2025 and 382,933 shares at December 31, 2024)	(4,219,390)	(4,520,594)
Accumulated other comprehensive loss	(2,048,312)	(3,597,448)
Total stockholders' equity	140,908,348	137,289,160
Total liabilities and stockholders' equity	$904,947,500	$971,489,884

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2025 and 2024

	2025	2024
Interest income
Loans	$33,521,481	$33,411,221
Securities
Taxable	7,932,326	6,888,462
Tax-exempt	11,571	50,892
Other interest-earning assets	1,543,744	1,399,170
Total interest income	43,009,122	41,749,745

Interest expense
Deposits	22,454,118	24,584,690
FHLB of New York advances	5,084,182	6,613,845
Total interest expense	27,538,300	31,198,535

Net interest income	15,470,822	10,551,210

Recovery of provision for credit losses	(130,000)	(148,000)

Net interest income after recovery of provision for credit losses	15,600,822	10,699,210

Non-interest income
Fees and service charges	230,945	228,685
Gain on sale of loans	37,830	31,942
Gain on sale of properties	5,973	9,005,245
Loss on sale of securities	-	(8,930,843)
Bank owned life insurance	1,436,078	871,753
Other	57,330	141,622
Total non-interest income	1,768,156	1,348,404

Non-interest expenses
Salaries and employee benefits	8,499,609	8,750,350
Occupancy and equipment	2,680,587	1,467,517
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	403,905	424,090
Data processing	1,156,153	1,203,181
Advertising	172,985	371,790
Director fees	536,191	622,799
Professional fees	1,054,456	789,646
Other	792,592	960,230
Total non-interest expenses	15,296,478	14,589,603

Income (loss) before income taxes	2,072,500	(2,541,989)

Income tax benefit	(18,278)	(371,569)

Net income (loss)	$2,090,778	$(2,170,420)
Earnings (loss) per share - basic	$0.17	$(0.17)
Earnings (loss) per share - diluted	$0.17	$(0.17)
Weighted average shares outstanding	12,632,118	12,767,410
Weighted average shares outstanding - diluted	12,502,323	12,767,410

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2025 and 2024

	2025	2024
Net income (loss)	$2,090,778	$(2,170,420)

Net comprehensive income:
Unrealized gain on securities available for sale:	2,918,502	1,727,197
Reclassification of loss on sale of securities	-	5,174,027
Unrealized loss transferred from held to maturity	-	(3,236,824)
Tax effect	(820,391)	(1,030,063)
Net of tax	2,098,111	2,634,337

Defined benefit retirement plans:
Unrealized gain (loss) arising during the period including changes in assumptions	145,483	(98,193)
Reclassification adjustment for amortization of prior service cost and net (loss) gain included in salaries and employee benefits	(57,441)	11,714
Tax effect, income tax benefit	(24,749)	23,404
Net of tax	63,293	(63,075)

Derivatives, net of tax:
Unrealized (loss) gain on derivatives	(851,673)	411,830
Tax effect	239,405	(115,766)
Net of tax	(612,268)	296,064
Total other comprehensive income	1,549,136	2,867,326

Comprehensive income	$3,639,914	$696,906

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2025 and 2024

	Common Stock Shares	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss	Total Equity
Balance January 1, 2024	13,279,230	$132,792	$56,149,915	$92,177,068	$(4,821,798)	$(6,464,774)	137,173,203
Net loss	—	—	—	(2,170,420)	—	—	(2,170,420)
Restricted stock issuance	10,000	—	—	—	—	—	—
Stock based compensation	—	—	921,273	—	—	—	921,273
Other comprehensive income	—	—	—	—	—	2,867,326	2,867,326
Stock purchased and retired	(230,055)	(2,200)	(1,693,231)	—	—	—	(1,695,431)
ESOP shares released	—	—	(107,995)	—	301,204	—	193,209
Balance December 31, 2024	13,059,175	$130,592	$55,269,962	$90,006,648	$(4,520,594)	$(3,597,448)	$137,289,160
Net income	—	—	—	2,090,778	—	—	2,090,778
Stock based compensation	—	—	897,485	—	—	—	897,485
Other comprehensive income	—	—	—	—	—	1,549,136	1,549,136
Stock purchased and retired	(133,603)	(1,337)	(1,125,056)	—	—	—	(1,126,393)
ESOP shares released	—	—	(93,022)	—	301,204	—	208,182
Balance December 31, 2025	12,925,572	$129,255	$54,949,369	$92,097,426	$(4,219,390)	$(2,048,312)	$140,908,348

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net (loss) income	$2,090,778	$(2,170,420)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	99,409	(7,288)
Recovery of credit losses	(130,000)	(148,000)
Depreciation of premises and equipment	398,468	496,984
Amortization (accretion) of deferred loan (fees) costs, net	179,929	302,034
Amortization of premiums and accretion of discounts on securities, net	(46,759)	(71,420)
Deferred income tax benefit expense	(8,693)	(457,536)
Gain on sale of loans	(37,830)	(31,942)
Proceeds from sale of loans	(1,932,899)	(1,420,192)
Origination of loans held for sale	1,970,729	1,452,134
Loss on sale of securities	-	8,930,843
Gain on sale of premises and equipment	-	(9,005,245)
Increase in cash surrender value of bank owned life insurance	(1,436,078)	(871,753)
Employee stock ownership plan	208,183	193,210
Stock based compensation	897,485	921,273
Changes in
Accrued interest receivable	(28,847)	(299,778)
Net changes in other assets	1,322,046	(397,027)
Net changes in other liabilities	(342,592)	24,217
Net cash provided by operating activities	3,203,329	(2,559,906)

Cash flows from investing activities
Purchases of securities available for sale	(60,062,086)	(76,764,024)
Purchases of securities held to maturity	-	(10,645,873)
Maturities, calls, and repayments of securities available for sale	45,270,162	21,598,983
Maturities, calls, and repayments of securities held to maturity	-	7,486,846
Proceeds from sale of securities	-	54,324,194
Proceeds from sale of premises and equipment	-	12,063,133
Net decrease (increase) in loans	63,950,167	25,585
Proceeds from sale of loans from portfolio	-	2,819,704
Purchase of equity investment	(2,500,000)	-
Purchases of premises and equipment	(70,368)	(594,787)
Purchase of FHLB stock	(3,656,900)	(7,529,600)
Redemption of FHLB stock	7,176,000	7,342,700
Net cash provided by investing activities	50,106,975	10,126,861

Cash flows from financing activities
Net increase (decrease) in deposits	10,255,031	16,852,360
Net decrease in short-term FHLB advances	(9,500,000)	(8,000,000)
Proceeds of long-term FHLB non-repo advances	(69,354,358)	12,503,358
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(218,197)	75,496
Repurchase of common stock	(1,126,393)	(1,695,432)
Net cash provided (used in) by financing activities	(69,943,917)	19,735,782

Net increase in cash and cash equivalents	(16,633,613)	27,302,737

Cash and cash equivalents – beginning of year	52,232,208	24,929,471
Cash and cash equivalents – end of year	$35,598,595	$52,232,208

Supplemental cash flow information
Income taxes paid	$100,000	$40,000
Interest paid	$28,095,143	$30,745,082
Fair value change in derivatives	$315,633	$411,830
Fair value change in fair value hedges	$(1,126,656)	$(109,594)

Non-cash investment and financing activities
Right of use asset	$10,265,125	$10,522,118
Lease liability	$10,434,759	$10,522,118
Transfer of held to maturity securities to available for sale	$-	$53,956,431

See accompanying notes to consolidated financial statements

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: On January 15, 2020, Bogota Financial Corp. (the “Company,” “we” or “our”) became the mid-tier stock holding company for Bogota Savings Bank (the “Bank”) in connection with the reorganization of Bogota Savings Bank into the two-tier mutual holding company structure.

The Bank maintains two subsidiaries Bogota Securities Corp, which was formed for the purpose of buying, selling and holding investment securities and Bogota Properties, LLC, which was inactive at December 31, 2025.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release. Diluted EPS is computed using the same method as basic EPS, but also reflects the potential dilution which could occur if stock options shares were exercised and converted into common stock. The potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the twelve-month periods ended December 31, 2025 and 2024, options to purchase 510,119 common shares with an exercise price of $10.45 were outstanding but were not included in the calculation of diluted EPS because the options were anti-dilutive, meaning the exercise price for such options were higher than the average price for the Company for such period.

The following is a reconciliation of the numerators and denominators of the basic earnings per share calculations for the years ended December 31, 2025 and 2024.

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net income (loss)	$2,090,778	$(2,170,420)
Shares:
Weighted average shares outstanding - basic	12,632,118	12,767,410
Weighted average shares outstanding - diluted	12,502,323	12,767,410
Dilutive securities	(129,795)	—
Earnings (loss) per share - basic	$0.17	$(0.17)
Earnings (loss) per share - diluted	$0.17	$(0.17)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Securities: Debt securities are classified as held to maturity (HTM) and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale (AFS) when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. During 2024, all of the Company's HTM securities were transferred to AFS.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities (“MBSs”), where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and management had the intent and ability to hold to recovery, therefore, an allowance for credit losses was not recorded. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At  December 31, 2025 and 2024, accrued interest receivable on AFS securities was $886,000 and $809,000, respectively.

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
December 31, 2025 and 2024

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

The Company has minimal history of credit losses and therefore uses the Weighted Average Remaining Maturity (WARM) method for all segments and relies on the use of qualitative factors to determine future credit losses. Accrued interest receivable on loans is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At  December 31, 2025 and 2024, accrued interest receivable on loans was $3.4 million and $3.4 million, respectively.

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
December 31, 2025 and 2024

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
December 31, 2025 and 2024

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

Mortgage Loan Sales: The Bank has a partnership through the Federal Home Bank of New York (“FHLBNY”) to sell loans within the Mortgage Partnership Finance (“MPF”) Program. The MPF Program gives the Bank another alternative to retaining mortgages in portfolio, which may increase profits through fees earned through the sale of loans. It allows the Bank to be competitive in all the fixed-rate products. In addition, the MPF structure capitalizes on the Bank's credit expertise. MPF combines that expertise with the FHLBNY's expertise in handling interest rate risk. FHLBNY manages the interest rate, the liquidity and the prepayment risks, while the Bank manages the credit and servicing risks. The result involves the member receiving a very competitive price for loans plus fees over time for managing the credit and servicing risks. Loans are sold at origination; gains or losses on the sale of mortgage loans are recognized at the settlement date and are determined by the difference between the net proceeds and the amortized cost. All loans are sold with servicing being retained by the Bank. The outstanding principal balances sold and serviced by the Bank under the program were $3,417,132 and $3,550,443 at December 31, 2025 and 2024, respectively.

Under the program, the first layer of losses is paid by the FHLBNY up to 100 basis points of the total funded amount of loans sold. (the “First Loss Account”). The Bank then provides a second loss credit enhancement obligation, which is equivalent to “AA” credit risk less the First Loss Account. Loan losses beyond the first and second layers are absorbed by the FHLBNY. There were no losses as of December 31, 2025 on the loans sold under the program. Late fees and ancillary fees related to loan servicing are not material.

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

Investment in Limited Partnership: The Company has an investment in a limited partnership that invests in sale lease back transactions. All the Company's investments in limited partnerships are disclosed on the Consolidated Statements of Financial Condition.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Bank had no unrecognized tax positions as of December 31, 2025 or 2024.

The Company recognizes interest and/or penalties related to income tax matters in income tax (benefit) expense.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Operating Segments: The Company’s operations are substantially in the financial services industry and include providing traditional banking and other financial services to its customers. Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company operates primarily in New Jersey through a single reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Bank-wide basis. Management continues to evaluate business functions such as the cost of funding loan demand, between the commercial and retail operations of the Bank for separate reporting as facts and circumstances change. At  December 31, 2025, the Company had one reportable operating segment.

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
December 31, 2025 and 2024

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

Adoption of Accounting Standard:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The guidance will be effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with an allowance for early adoption. The Company adopted this standard in the current year and included the updated disclosures in Note 10. This update did not have a significant impact on the Company's financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale for which an allowance for credit loss has not been recorded at December 31, 2025 and 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
U.S. government and agency obligations
One through five years	$3,000,000	$—	$(56,319)	$2,943,681
Corporate bonds due in:
One through five years	10,662,539	74,584	(106,769)	10,630,354
Five through ten years	36,076,049	494,579	(575,789)	35,994,839
Greater than ten years	6,358,703	232,308	-	6,591,011
Municipal obligations due in:
Five through ten years	505,672	—	(78,482)	427,190
MBS – residential	89,609,605	696,248	(1,637,909)	88,667,944
MBS – commercial	14,504,808	—	(1,695,196)	12,809,612

Total	$160,717,376	$1,497,719	$(4,150,464)	$158,064,631

December 31, 2024
U.S. government and agency obligations
Less than one year	$10,000,000	$—	$(55,870)	$9,944,130
One through five years	3,000,000	—	(151,590)	2,848,410
Corporate bonds due in:
Less than one year	350,000	1,090	-	351,090
One through five years	9,112,269	83,414	(64,547)	9,131,136
Five through ten years	25,410,219	202,205	(1,389,376)	24,223,048
Greater than ten years	4,321,924	202,576	-	4,524,500
Municipal obligations due in:
Greater than ten years	506,706	—	(108,431)	398,275
MBS – residential	76,661,752	53,730	(2,162,673)	74,552,809
MBS – commercial	16,515,823	—	(2,181,774)	14,334,049

Total	$145,878,693	$543,015	$(6,114,261)	$140,307,447

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

All of the MBS were issued by the following government sponsored agencies Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

During the year ended December 31, 2025, there were no sales of securities available for sale.  During the year ended December 31, 2024 the Company sold 16 securities with a book value of $38.2 million and realized losses of $5.2 million upon sale.

The age of unrealized losses and the fair value of related securities as of December 31, 2025 and 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. government and agency obligations	$—	$-	$2,943,681	$(56,319)	$2,943,681	$(56,319)
Corporate bonds	4,481,117	(32,181)	10,599,624	(650,376)	15,080,741	(682,557)
Municipal obligations	-	-	427,190	(78,482)	427,190	(78,482)
MBS – residential	17,214,292	(55,056)	12,991,116	(1,582,852)	30,205,408	(1,637,908)
MBS – commercial	1,315,717	(6,872)	11,493,894	(1,688,325)	12,809,611	(1,695,197)
Total	$23,011,126	$(94,109)	$38,455,505	$(4,056,354)	$61,466,631	$(4,150,463)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government and agency obligations	$—	$-	$12,792,540	$(207,460)	$12,792,540	$(207,460)
Corporate bonds	-	-	15,965,261	(1,453,923)	15,965,261	(1,453,923)
	-	-	398,275	(108,431)	398,275	(108,431)
MBS – residential	43,739,606	(120,511)	11,741,816	(2,042,162)	55,481,422	(2,162,673)
MBS – commercial	-	-	14,334,049	(2,181,774)	14,334,049	(2,181,774)
Total	$43,739,606	$(120,511)	$55,231,941	$(5,993,750)	$98,971,547	$(6,114,261)

At December 31, 2025 and 2024, securities available for sale with a carrying value of $5,361,240 and $5,741,240, respectively, were pledged to secure public deposits.

Unrealized losses on corporate bonds available for sale are not considered to be credit losses because the issuer bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was due to changes in interest rates and other market conditions. At December 31, 2025, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at December 31, 2025. As of December 31, 2025 and 2024, no ACL was required on available-for-sale securities.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 3 – INVESTMENT IN LIMITED PARTNERSHIP

At December 31, 2025, the Company held a $2.4 million investment in a limited partnership, which is part of a $10 million commitment which represents 11.5% ownership in the entity after commitment.  The fund invests in sale leaseback transactions.  As of December 31, 2025, the Company had a loss of $87,000 from this investment.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 – LOANS

Loans are summarized as follows at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Real estate:
Residential First Mortgage	$443,894,498	$472,747,542
Commercial Real Estate	121,960,681	118,008,866
Multi-Family Real Estate	58,944,579	74,152,418
Construction	22,046,399	43,183,657
Commercial and Industrial	3,211,338	6,163,747
Consumer	118,061	80,955
Total loans	650,175,556	714,337,185
Allowance for credit losses	(2,529,949)	(2,620,949)
Net loans	$647,645,607	$711,716,236

At December 31, 2025 and 2024, deferred loan fees were $2,287,876 and $2,496,364 respectively, which are included in the carrying amount of the loans presented in the above table.

The Bank has granted loans to executive officers and directors of the Bank. At December 31, 2025 and 2024, such loans totaled $2,007,102 and $2,256,911, respectively.

	2025	2024
Outstanding, January 1,	$2,256,911	$1,610,688
New loans	-	725,668
Loan repayments	(249,809)	(79,445)
Outstanding, December 31,	$2,007,102	$2,256,911

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 - LOANS (Continued)

The following tables present the activity in the allowance for credit losses by portfolio segments for the years ended  December 31, 2025 and 2024:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial & Industrial	Consumer	Total
December 31, 2025
Allowance for credit losses:
Beginning balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949
Provision for credit (recoveries) losses	(63,000)	78,000	(48,000)	(54,000)	(4,000)	—	(91,000)
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—

Total ending allowance balance	$1,617,949	$586,000	$241,000	$69,000	$16,000	$—	$2,529,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial & Industrial	Consumer	Total
December 31, 2024
Allowance for credit losses:
Beginning balance	$1,851,969	$437,180	$317,300	$157,500	$22,000	$—	$2,785,949
Provision for credit losses (recoveries)	(171,020)	70,820	(28,300)	(34,500)	(2,000)	—	(165,000)
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—

Total ending allowance balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949

The provision fluctuations during the years ended December 31, 2025 and 2024 were due to increases or decreases in loan balances in different loan types, economic conditions and changes in asset quality.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 – LOANS (Continued)

Collateral-dependent loans individually evaluated with the ACL by collateral type were as follows at  December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Portfolio segment	Real estate	Other	Real estate	Other
Residential First Mortgage	$2,417,596	$—	$1,863,957	$—
Commercial Real Estate	—	—	1,205,025	—
Multi-Family Real Estate	—	—	—	—
Construction	10,893,713	—	10,893,713	—
Commercial and Industrial	—	—	—	—
Other Consumer	—	—	—	—
	$13,311,309	$—	$13,962,695	$—

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 - LOANS (Continued)

No nonaccrual loans had specific reserves as of December 31, 2025 and the Bank had no other real estate owned at either  December 31, 2025 or December 31, 2024.

The following table presents the recorded investment in nonaccrual and loans past due 90 days or more and still on accrual by portfolio segment as of  December 31, 2025 and 2024:

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2025
Residential First Mortgage	$1,863,957	$2,417,596	$2,417,596	$—
Commercial Real Estate	1,205,025	—	—	—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$13,962,695	$13,311,309	$13,311,309	$—

	Nonaccrual loans beginning of period	Nonaccrual loans end of period	Nonaccrual with no Allowance for Credit Loss	Loans Past Due 90 Days or More Still Accruing
December 31, 2024
Residential First Mortgage	$1,432,072	$1,863,957	$1,863,957	$—
Commercial Real Estate	$450,392	1,205,025	1,205,025	—
Construction	10,893,713	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$12,776,177	$13,962,695	$13,962,695	$—

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 - LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2025 and 2024, by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2025
Residential first mortgage	$—	$762,980	$1,467,950	$2,230,930	$441,663,568	$443,894,498
Commercial real estate	—	13,682,575	—	13,682,575	108,278,106	121,960,681
Multi-family real estate	—	106,687	—	—	58,944,579	58,944,579
Construction	—	—	10,893,713	10,893,713	11,152,686	22,046,399
Commercial & Industrial	—	—	—	—	3,211,338	3,211,338
Consumer	—	—	—	—	118,061	118,061
Total	$—	$14,552,242	$12,361,663	$26,807,218	$623,368,338	$650,175,556

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2024
Residential first mortgage	$119,309	$1,607,835	$513,297	$2,240,441	$470,507,101	$472,747,542
Commercial real estate	—	—	1,205,025	1,205,025	116,803,841	118,008,866
Multi-family real estate	—	—	—	—	74,152,418	74,152,418
Construction	—	—	10,893,713	10,893,713	32,289,944	43,183,657
Commercial & Industrial	—	—	—	—	6,163,747	6,163,747
Consumer	—	—	—	—	80,955	80,955
Total	$119,309	$1,607,835	$12,612,035	$14,339,179	$699,998,006	$714,337,185

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
December 31, 2025 and 2024

NOTE 4 – LOANS (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be Pass rated loans.

Based on the most recent analysis performed as of December 31, 2025 and 2024, the risk category of loans by class is as follows:

	Term Loans by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$8,300,835	$26,483,619	$3,226,455	$98,091,242	$30,149,035	$126,475,739	$148,749,978	$441,476,903
Special Mention	—	—	—	335,091	—	762,663	845,254	1,943,008
Substandard	—	—	—	—	—	156,969	317,618	474,587
Doubtful	—	—	—	—	—	—	—	—
Total	8,300,835	26,483,619	3,226,455	98,426,333	30,149,035	127,395,371	149,912,850	443,894,498
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	540,696	1,125,536	—	2,919,030	—	25,722,648	91,652,771	121,960,681
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	540,696	1,125,536	—	2,919,030	—	25,722,648	91,652,771	121,960,681
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	—	2,157,087	—	2,739,832	54,047,660	58,944,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	2,157,087	—	2,739,832	54,047,660	58,944,579
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	11,152,686	11,152,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	22,046,399	22,046,399
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	22,757	1,820,820	152,949	—	0	119,842	1,094,970	3,211,338
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	22,757	1,820,820	152,949	—	0	119,842	1,094,970	3,211,338
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	118,061	118,061
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	118,061	118,061
Gross charge-offs by vintage	—	—	—	—	—	—	—	—
Total loans	$8,864,288	$29,429,975	$3,379,404	$103,502,450	$30,149,035	$155,977,693	$318,872,711	$650,175,556

	Term Loans by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$26,742,846	$20,620,971	$102,163,479	$31,658,834	$25,961,474	$118,351,367	$145,384,614	$470,883,585
Special Mention	—	—	—	—	186,177	593,420	598,461	1,378,058
Substandard	—	—	—	—	—	146,730	339,169	485,899
Doubtful	—	—	—	—	—	—	—	—
Total	26,742,846	20,620,971	102,163,479	31,658,834	26,147,651	119,091,517	146,322,244	472,747,542
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	14,935,535	11,625,202	5,363,747	2,030,427	42,533,113	38,696,841	1,618,976	116,803,841
Special Mention	—	—	—	—	—	754,633	—	754,633
Substandard	—	—	—	—	—	450,392	—	450,392
Doubtful	—	—	—	—	—	—	—	—
Total	14,935,535	11,625,202	5,363,747	2,030,427	42,533,113	39,901,866	1,618,976	118,008,866
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	2,262,457	—	—	1,909,140	69,980,821	74,152,418
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	0	2,262,457	0	—	1,909,140	69,980,821	74,152,418
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	32,289,944	32,289,944
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	43,183,657	43,183,657
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	2,380,140	196,286	—	—	311,422	—	3,275,899	6,163,747
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,380,140	196,286	—	0	311,422	—	3,275,899	6,163,747
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	80,955	80,955
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	80,955	80,955
Gross charge-offs by vintage	—	—	—	—	—	—	—	—
Total loans	$44,058,521	$32,442,459	$109,789,683	$33,689,261	$68,992,186	$160,902,523	$264,462,552	$714,337,185

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Premises and equipment consists of the following at December 31, 2025 and 2024:

	2025	2024
Land	$1,531,700	$1,531,700
Buildings and improvements	4,393,066	4,349,785
Furniture, fixtures and equipment	3,747,813	3,763,755
	9,672,579	9,645,240
Accumulated depreciation	(5,273,377)	(4,917,938)
Premises and equipment, net	$4,399,202	$4,727,302

Depreciation expense was $398,469 and $496,984 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6 – LEASES

The Company determines if an arrangement is a lease at inception. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, measured at the present value of the future minimum lease payments, at the lease commencement date. The calculated amount of the right-of-use asset and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. At  December 31, 2025 and 2024, the right of use asset was $10.3 million and $10.8 million, respectively. The lease liability at  December 31, 2025 and 2024, was $10.4 million and $10.8 million, respectively.

At  December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 13.9 years and 14.9 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 7.37% for both years.

The Company elected to account for the lease and non-lease components separately since such amounts are readily determinable under the Company's lease contracts. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Variable lease payments include common area maintenance charges, real estate taxes, repairs and maintenance costs and utilities. Operating and variable lease expenses are recorded in occupancy expense in the Consolidated Statements of Income. During the years ended December 31, 2025 and 2024, operating and variable lease expenses totaled approximately $1.5 million for both years and $1.1 million was paid in cash for the lease payments. The new leases added in 2024, were as a result of the sale-leaseback transaction with an unrelated party that was completed in December 2024 which is discussed in Note 5.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2025.  At December 31, 2025, the Company had no leases which had not yet commenced. The following table summarizes lease payment obligations for each of the next five years and thereafter as follows:

2026	$1,111,379
2027	1,133,798
2028	1,134,533
2029	1,119,830
2030	1,192,727
Thereafter	11,364,838
$17,057,105
Impact of present discount value	(6,622,346)
Present value of net future minimum lease payments	$10,434,759

NOTE 7 – INTANGIBLE ASSETS

Core deposit intangible carrying amounts were $107,604 for the year ended December 31, 2025. Core deposit accumulated amortization and amortization expense totaled $292,397 and $45,289, respectively, for the year ended December 31, 2025. Core deposit intangible carrying amounts were $152,893 for the year ended December 31, 2024. Core deposit accumulated amortization and amortization expense totaled $247,107 and $53,223 respectively, for the year ended December 31, 2024.

Core deposit intangible assets are amortized to their estimated residual values over their expected useful lives, commonly ten years. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2025, was as follows:

2026	$37,355
2027	29,422
2028	21,488
2029	13,554
2030	5,620
Thereafter	165
$107,604

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 8 – DEPOSITS

The following table sets forth the distribution of total deposit accounts, by account type, and the weighted average rate paid at the dates indicated.

	At December 31,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate

Noninterest bearing demand accounts	$28,177,516	4.32%	—%	$32,681,963	5.09%	—%
NOW accounts	65,532,122	10.04	2.76	55,378,051	8.62	2.53
Money market accounts	10,244,512	1.57	0.44	13,996,460	2.18	0.58
Savings accounts	54,558,439	8.36	2.13	46,851,793	7.30	1.90
Certificates of deposit	493,934,468	75.70	3.75	493,279,775	76.81	4.37
Total	$652,447,057	100.00%	3.30%	$642,188,042	100.00%	3.73%

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $198,957,000 and $186,585,000 at December 31, 2025 and 2024, respectively.

Insiders of the Bank have deposits totaling approximately $1,561,000 and $2,325,000 at December 31, 2025 and 2024, respectively.

The Bank had approximately $109,749,000 and $101,561,000 of brokered deposits at  December 31, 2025 and 2024, respectively, which were primarily included in certificate of deposit accounts.

The scheduled maturities of certificates of deposits at December 31, 2025 are as follows:

2026	$441,276,764
2027	40,258,344
2028	8,842,398
2029	1,255,732
2030	2,301,230
$493,934,468

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK

Advances that mature within one year as of December 31, 2025 totaled $85.7 million with a weighted average interest rate of 4.29%. Advances that matured within one year as of December 31, 2024 totaled $95.3 million with a weighted average interest rate of 4.53%.

Advances that mature in greater than one year at December 31, 2025 and 2024 were as follows:

	Weighted Average Rate at December 31, 2025	2025	2024
Amortizing:
Maturing in:
2026	0.80%	$678,275	$-
2027		-	1,688,930
2028	5.00%	7,643,857	10,136,628
2029	—	—	—
2030	—	—	—
	4.66%	$8,322,132	$11,825,558
Non-repo advances
Maturing in:
2025	—	$—	$—
2026	4.44%	65,000,000	65,000,000
2027	—	—	—
	4.44%	$65,000,000	$65,000,000

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”) OF NEW YORK (Continued)

At  December 31, 2025, securities available for sale with a carrying amount of $46,534 were pledged to secure repurchase agreements. At  December 31, 2024, securities held to maturity and available for sale with a carrying amount of $12,881,892 were pledged to secure repurchase agreements. Change in the fair value of pledged collateral may require the Bank to pledge additional securities.

Non-repo and amortizing advances are secured by the FHLB stock owned by the Bank, and a blanket assignment of qualifying loans and securities at December 31, 2025 and 2024 amounted to $232,839,835 and $280,387,637, respectively.

The Bank had available additional borrowing capacity of $136,555,000 and $105,111,000 with the FHLB as of December 31, 2025 and 2024, respectively. The Bank also had outstanding lines of credit of $54,000,000 and $54,000,000 with four correspondent banks as of December 31, 2025 and 2024, respectively. There were no outstanding balances against these lines as of December 31, 2025 or 2024.

Payments over the next five years are as follows:

2026	$85,678,275
2027	-
2028	7,643,857
2029	-
2030	-
Total	$93,322,132

NOTE 10 – INCOME TAXES

Income tax (benefit) expense was as follows:

	2025	2024
Current expense
Federal	$(36,412)	$—
State	26,827	85,967
	(9,585)	85,967
Deferred benefit
Federal	114,438	(372,918)
State	(123,131)	(84,618)
	(8,693)	(457,536)

Total income benefit	$(18,278)	$(371,569)

Total income tax benefit expense differed from the amounts computed by applying the federal income tax rate of 21% to income before income taxes as a result of the following for the years ended December 31, 2025 and 2024:

	2025	% of Pretax income	2024	% of Pretax income
Expected income tax expense at federal tax rate	$435,225	21%	$(533,818)	21%
Increase (decrease) in taxes resulting from:
State income tax, net of federal income tax effect*	(45,308)	-2%	1,067	0%
Bank Owned Life Insurance	(301,576)	-15%	(183,068)	7%
Tax exempt interest, net	(2,430)	0%	(6,423)	0%
Stock equity plans	42,331	0%	55,627	-2%
Change in valuation allowance	14,407	15%	255,424	-10%
Other, net	(160,927)	-8%	39,622	-7%
	$(18,278)	-1%	$(371,569)	-15%

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 10 – INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$711,169	$770,200
Deferred compensation	818,245	896,378
Nonaccrual interest	946,123	680,269
Stock equity plans	425,626	358,431
Federal and NJ NOL carryforward	368,415	748,903
Charitable foundation contribution	-	313,209
Cash flow hedges	56,314	-
Net unrealized gain on securities available for sale	745,687	1,566,078
Other	596,572	526,457
	4,668,151	5,859,925
Deferred tax liabilities:
Loan fees/costs	982,848	1,095,311
Purchase accounting	81,840	97,346
Cash flow hedges	-	183,092
Other	-	-
	1,064,688	1,375,749
Valuation allowance	(194,448)	(502,868)
Net deferred tax asset	$3,409,015	$3,981,308

For the period ending December 31, 2025, there was a valuation allowance of $193,000 against deferred assets related to an outstanding insurance claim and capital loss carryforward. Included in retained earnings at December 31, 2025 and 2024 was approximately $4,609,000 in bad debt reserves for which no deferred income tax liabilities have been recorded. The amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. There were no unrecognized tax benefits at December 31, 2025 or 2024. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There was no material interest or penalties recorded in the income statement or accrued during the years ended December 31, 2025 or 2024. The Bank is subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Bank is no longer subject to federal and state examination by taxing authorities for years before 2022 and 2021, respectively.

NOTE 11 – STOCK BASED COMPENSATION

The Company maintains the Bogota Financial Corp. 2021 Equity Incentive Plan (the "2021 Plan"), which provides for the issuance of up to 902,602 shares (257,887 restricted stock awards and 644,718 stock options) of Bogota Financial Corp. common stock.

On September 2, 2021, 226,519 shares of restricted stock were awarded, with a grant date fair value of $10.45 per share. On February 28, 2024, 10,000 shares of restricted stock were awarded, with a grant date fair value of $7.80 per share. To fund the grant of restricted common stock, the Company issued shares from authorized but unissued shares. Restricted shares granted under the 2021 Plan vest in equal installments, over the service period of five years, beginning one year from the date of grant. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2025 and December 31, 2024, $453,000 and $507,000 of expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 50,503 non-vested restricted shares outstanding at December 31, 2025 was approximately $344,000 over a weighted average period of 1.28 years.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 11 – STOCK BASED COMPENSATION (Continued)

The following is a summary of the Company's restricted stock activity during the twelve months ended December 31, 2025:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	94,607	$10.45
Granted	-	-
Vested	(44,304)	10.45
Forfeited	-	10.45
Outstanding, December 31, 2025	50,303	$10.45

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

Management recognizes expense for the fair value of these awards on a straight-line basis over the requisite service period. During the twelve months ended December 31, 2025 and December 31, 2024 approximately $444,000 and $445,000 in expense was recognized in regard to these awards, respectively. The expected future compensation expense related to the 101,743 non-vested options outstanding at December 31, 2025 was $779,000 over the weighted average remaining vesting period of 0.67 years.

The following is a summary of the Company's option activity during the twelve months ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	510,119	$10.45	7.7	$—
Granted	-
Forfeited	-	10.45
Outstanding, December 31, 2025	510,119	10.45	7.7	-
Options exercisable at December 31, 2025	496,619			$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITES

Interest Rate Swaps. At December 31, 2025, the Company had six cash flow interest rate swaps with notional amounts of $85.0 million hedging certain FHLB advances and brokered deposits. The Company also had two fair value interest rate swaps with notional amounts of $60.0 million hedging certain fixed-rate residential loans. The Company entered into the swaps to protect net interest margin in a rising rate environment. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations. At both December 31, 2025 and December 31, 2024, the Company had no back-to-back interest rate swaps in place with commercial banking customers.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITES (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at December 31, 2025:

			December 31,	December 31,
			2025	2024
			Asset Derivative	Asset Derivative
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$(200,334)	$651,340
Interest rate swaps	Fair Value	Other (Liabilities) Assets	(165,389)	109,594
Interest rate swaps	Fair Value	Loans, net	232,460	(83,173)
Total derivative instruments			$(133,263)	$677,761

For the twelve months ended December 31, 2025, changes in fair value of $612,268 were recorded in other comprehensive income, net of tax, for changes in fair value of cash flow hedges. At December 31, 2025, accrued interest was $13,000. During the 12 months ended December 31, 2025 and 2024, the Company recognized $644,000 and $1.5 million as reductions to interest expense on interest rate swaps, respectively.  For the twelve months ended December 31, 2024, changes in fair value of $411,830 were recorded in other comprehensive income, net of tax, for changes in fair value of interest rate swaps with third parties. At December 31, 2024, accrued interest was $122,000.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.

NOTE 13 – BENEFIT PLANS

401(k) Plan: The Bank has a 401(k) retirement plan covering substantially all employees. The Bank matches 100% of contributions up to the first 6% of salary that the employee defers to the retirement plan. The Bank also contributes a safe harbor contribution of 3% of the employee’s salary. In addition, on an annual basis, the Board of Directors may elect to make discretionary employer contributions. Bank contributions to the plan for the years ended December 31, 2025 and 2024 were $399,000 and $416,000, respectively.

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

The measurement dates used in the Plan valuations were December 31 for plan years 2025 and 2024, respectively. The following table sets forth the Plan’s funded status at December 31, 2025 and 2024:

	2025	2024
Projected benefit obligation - beginning	$2,179,442	$2,274,809
Service cost	2,477	48,297
Interest cost	111,470	106,145
Actuarial gain	22,799	(57,817)
Annuity payments	(249,249)	(191,992)
Projected benefit obligation – ending	2,066,939	2,179,442

Changes in Plan assets
Employer contributions	249,249	191,992
Annuity payments	(249,249)	(191,992)

Funded status and accrued pension cost included in other liabilities	$2,066,939	$2,179,442

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 13 – BENEFIT PLANS (Continued)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2025	2024
Net actuarial (loss) gain	$22,799	$(57,817)
Prior service cost	(30,021)	(7,206)

	$(7,222)	$(65,023)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2025	2024
Service cost	$2,477	$48,297
Interest cost	111,470	106,145
Amortization of prior service cost	(35,595)	11,714
Net periodic benefit cost	78,352	166,156

Net (gain) loss	22,799	(57,817)
Amortization of prior service cost	35,595	(11,714)
Total recognized in other comprehensive (loss) income	58,394	(69,531)

Total recognized in net periodic benefit cost and other comprehensive loss	$136,746	$96,625

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at year end:

	2025	2024
Discount rate	5.30%	5.40%

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 13 – BENEFIT PLANS (Continued)

Weighted-average assumptions used to determine net periodic pension cost:

	2025	2024
Discount rate	5.40%	5.40%
Amortization period (years)	7.84	8.82

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

For the year ended December 31, 2026, the Bank expects to contribute $258,506 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of year ending December 31:

2026	$258,506
2027	235,905
2028	235,905
2029	235,905
2030	235,905
2031-2032	322,996

Employee Stock Ownership Plan (“ESOP”): Effective upon the consummation of the Bank's reorganization in January 2020, an ESOP was established for all eligible employees. The ESOP used $6.0 million in proceeds from a twenty-year term loan obtained from the Company to purchase 515,775 shares of Company common stock. The term loan principal is payable in installments through January 2039. Interest on the term loan is based on a floating rate that was 7.50% as of December 31, 2025.

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

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2025 and 2024 was $202,182 and $193,209, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 13 – BENEFIT PLANS (Continued)

The ESOP shares were as follows:

	2025	2024
Allocated shares	159,587	132,842
Unearned shares	356,188	382,933
Total ESOP shares	515,775	515,775
Fair value of unearned ESOP shares	$3,009,789	$2,871,998

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

As of December 31, 2025, the accrued SERP obligation was $840,059. The expense was $25,000 during 2025.  At December 31, 2025, the amount recognized in accumulated other comprehensive gain was $24,757. As of December 31, 2024, the accrued SERP obligation was $922,384. The expense was a benefit of $39,000 during 2024. At December 31, 2024, the amount recognized in accumulated other comprehensive loss was $14,392.

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
December 31, 2025 and 2024

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

The Bank excludes accumulated OCI components from Tier 1 and Total regulatory capital.

The Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2025 and 2024 are presented in the tables below.

	Actual Capital		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2025
Tier 1 capital to average assets:
Bank	132,238	14.35%	73,521	9.0

2024
Tier 1 capital to average assets:
Bank	129,461	13.34%	77,651	9.0

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
December 31, 2025 and 2024

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

The Bank had outstanding firm commitments, all of which expire within two months, to originate, or purchase participation interests in, loans at December 31, 2025 and 2024 was as follows:

	2025	2024
Fixed Rate
Residential mortgage loans	$—	$561,750
Commercial real estate	—	7,030,000
	$—	$7,591,750

Variable Rate
Residential mortgage loans	$—	$—
Construction loans	-	-
Home equity loans	1,331,000	299,000
Commercial real estate	-	-
	$1,331,000	$299,000

Commitments to make loans are generally made for periods of 90 days or less. As of December 31, 2025 there was $80,000 in ACL for loan commitments.

At December 31, 2025 and 2024, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $59,664,628 and $54,581,083, respectively. At December 31, 2025 and 2024, undisbursed funds from approved lines of credit under a business line of credit program amounted to $8,685,211 and $6,649,437, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At December 31, 2025 and 2024, the Bank recorded an allowance for credit losses related to these commitments of $80,000 and $118,000, respectively. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes commercial and residential real estate. The Bank leases certain Bank properties and equipment under operating leases. Rent expense was $1.5 million and $228,937 for 2025 and 2024, respectively.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Assets measured at fair value on a recurring basis are summarized below:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets
Securities available for sale:
U.S. government and agency obligations	$2,943,681	$—	$2,943,681	$—
Corporate bonds	53,216,205	—	53,216,205	—
Municipal obligations	427,190	—	427,190	—
MBS – residential	89,983,662	—	89,983,662	—
MBS – commercial	12,809,611	—	12,809,611	—
Liabilities
Cash flow and fair value hedges	365,273		365,273
	$159,745,622	$—	$159,745,622	$—

December 31, 2024
Assets
Securities available for sale:
U.S. government and agency obligations	$12,792,540	$—	$12,792,540	$—
Corporate bonds	38,229,775	—	38,229,775	—
Municipal obligations	398,275	—	398,275	—
MBS – residential	74,552,809	—	74,552,809	—
MBS – commercial	14,334,049	—	14,334,049	—
Fair value hedge	109,594	—	109,594	—
Cash flow hedge	651,340		651,340	—
	$141,068,382	$—	$141,068,382	$—

No assets were measured at fair value on a non-recurring basis at December 31, 2025 and 2024.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 16 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2025 and 2024 are as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2025
Financial instruments -assets
Loans, gross	$650,176	$626,438	$—	$—	$626,438
Financial instruments - liabilities
Certificates of deposit	493,934	494,596	—	494,596	—
Borrowings	93,322	93,742	—	93,742	—

December 31, 2024
Financial instruments - assets
Loans	714,337	686,977	—	—	686,977
Financial instruments - liabilities
Certificates of deposit	482,878	493,769	—	493,769	—
Borrowings	172,173	172,575	—	172,575	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity as of December 31 is as follows net of taxes:

	Year ended December 31, 2025
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total
Beginning balance	$(4,005,169)	$468,247	$(60,526)	$(3,597,448)
Other comprehensive income (loss) before reclassification	2,098,111	(612,268)	120,733	1,606,576
Amounts reclassified from other comprehensive loss	-	-	(57,440)	(57,440)
Net current period other comprehensive income (loss)	2,098,111	(612,268)	63,293	1,549,136
Ending balance	$(1,907,058)	$ ($144,021)	$2,767	$(2,048,312)

	Year ended December 31, 2024
	Unrealized gain (loss) in investments	Derivatives	Defined benefit plan	Total

Beginning balance	$(6,639,506)	$172,183	$2,549	$(6,464,774)
Other comprehensive (loss) income before reclassification	697,134	296,064	(74,789)	918,409
Held to maturity losses tranferred to available for sale	(3,236,824)	-	-	(3,236,824)
Amounts reclassified from other comprehensive (loss) income	5,174,027	-	11,714	5,185,741
Net current period other comprehensive (loss)	2,634,337	296,064	(63,075)	2,867,326
Ending balance	$(4,005,169)	$468,247	$ ($60,526)	$(3,597,448)

Details about accumulated other comprehensive loss components	Year ended December 31, 2025	Year ended December 31, 2024
Realized loss on sales of securities
	$-	$(8,930,843)	Non-interest income
	—	—
	$-	$(8,930,843)
Amortization of estimated defined benefit pension plan losses
	$(57,441)	$11,714	other expense
	16,147	(3,293)	provision for income taxes
	$(41,294)	$8,421
Total reclassifications for the period	$(41,294)	$(8,922,422)

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2025.

(c)	Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to exemption rules of the SEC that permit the Company to provide only management’s report.

(d)	Changes in Internal Controls.

There were no changes made in our internal controls during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “— Committees of the Board of Directors — Audit Committee" and "—Insider Trading Policy" in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Additionally, no directors or officers of Bogota Financial Corp failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during 2025.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2025:

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

4.2

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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Financial Condition, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

BOGOTA FINANCIAL CORP.

Date: March 27, 2026	By:	/s/ Kevin Pace
Kevin Pace
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Pace	President, Chief Executive Officer and Director	March 27, 2026
Kevin Pace	(Principal Executive Officer)

/s/ Brian McCourt	Executive Vice President and Chief Financial Officer	March 27, 2026
Brian McCourt	(Principal Financial Officer)

/s/ John Masterson	Chairman of the Board	March 27, 2026
John Masterson

/s/ William Hanson	Director	March 27, 2026
William Hanson

/s/ Peter T. Donnelly	Director	March 27, 2026
Peter T. Donnelly

/s/ John G. Reiner	Director	March 27, 2026
John G. Reiner