Form 10-Q
period 2026-03-31
Bogota Financial Corp.
filed 2026-05-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 12,854,400 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$13,090,589	$11,584,648
Interest-bearing deposits in other banks	14,834,095	24,013,947
Cash and cash equivalents	27,924,684	35,598,595

Securities available for sale, at fair value	144,852,570	158,064,631
Loans, net of allowance for credit losses of $2,579,949 and $2,529,949, respectively	639,410,532	647,645,607
Premises and equipment, net	4,336,207	4,399,202
FHLB stock and other restricted securities	6,419,500	5,403,900
Accrued interest receivable	4,471,378	4,261,410
Core deposit intangibles	97,521	107,604
Bank-owned life insurance	31,997,147	31,774,855
Right of use asset	10,684,772	10,265,125
Investment in limited partnership	2,413,320	2,413,320
Other assets	4,637,434	5,013,251
Total Assets	$877,245,065	$904,947,500
Liabilities and Equity
Non-interest bearing deposits	$28,940,853	$28,177,516
Interest bearing deposits	571,930,788	624,269,541
Total deposits	600,871,641	652,447,057

FHLB advances-short term	58,500,000	20,000,000
FHLB advances-long term	57,425,424	73,322,132
Advance payments by borrowers for taxes and insurance	2,879,987	2,591,007
Lease liabilities	10,883,252	10,434,759
Other liabilities	4,632,391	5,244,197
Total liabilities	735,192,695	764,039,152

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 12,910,531 issued and outstanding at March 31, 2026 and 12,925,572 at December 31, 2025	129,105	129,255
Additional paid-in capital	55,029,197	54,949,369
Retained earnings	92,803,372	92,097,426
Unearned ESOP shares (349,593 shares at March 31, 2026 and 356,188 shares at December 31, 2025)	(4,144,090)	(4,219,390)
Accumulated other comprehensive loss	(1,765,214)	(2,048,312)
Total stockholders’ equity	142,052,370	140,908,348
Total liabilities and stockholders’ equity	$877,245,065	$904,947,500

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest income
Loans, including fees	$7,987,603	$8,603,129
Securities
Taxable	2,261,418	1,830,394
Tax-exempt	2,889	2,895
Other interest-earning assets	236,587	487,171
Total interest income	10,488,497	10,923,589
Interest expense
Deposits	4,990,259	5,762,324
FHLB advances	1,071,747	1,568,027
Total interest expense	6,062,006	7,330,351
Net interest income	4,426,491	3,593,238
Provision (recovery) for credit losses	50,000	(80,000)
Net interest income after provision (recovery) for credit losses	4,376,491	3,673,238
Non-interest income
Fees and service charges	65,151	55,819
Gain on sale of loans	—	29,062
Bank-owned life insurance	222,292	762,231
Other	33,804	42,260
Total non-interest income	321,247	889,372
Non-interest expense
Salaries and employee benefits	2,052,846	2,080,199
Occupancy and equipment	702,357	671,469
FDIC insurance assessment	99,000	106,586
Data processing	270,715	315,697
Advertising	52,000	105,500
Director fees	138,631	159,444
Professional fees	242,281	198,730
Other	221,828	222,045
Total non-interest expense	3,779,658	3,859,670
Income before income taxes	918,080	702,940
Income tax expense (benefit)	212,134	(28,007)
Net income	$705,946	$730,947
Earnings per Share - basic	$0.06	$0.06
Earnings per Share - diluted	$0.06	$0.06
Weighted average shares outstanding - basic	12,605,383	12,649,573
Weighted average shares outstanding - diluted	12,607,136	12,650,520

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$705,946	$730,947
Other comprehensive income:
Net unrealized gain on securities available for sale:	63,224	945,950
Tax effect	(17,773)	(265,907)
Net of tax	45,451	680,043
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	—	—
Tax effect	—	—
Net of tax	—	—
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	330,570	(444,816)
Tax effect	(92,923)	125,038
Net of tax	237,647	(319,778)
Total other comprehensive income	283,098	360,265
Comprehensive income	$989,044	$1,091,212

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
	Common		Additional		Unearned	Other	Total
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive	Stockholders
	Shares	Stock	Capital	Earnings	shares	(Loss) Income	Equity
Balance January 1, 2025	13,059,175	$130,592	$55,269,962	$90,006,648	$(4,520,594)	$(3,597,448)	$137,289,160
Net loss	—	—	—	730,947	—	—	730,947
Other comprehensive loss	—	—	—	—	—	360,265	360,265
Stock based compensation	—	—	221,180	—	—	—	221,180
Stock purchased and retired	(50,211)	(503)	(397,712)	—	—	—	(398,215)
ESOP Shares released (6,447 shares)	—	—	(24,832)	—	75,301	—	50,469
Balance March 31, 2025	13,008,964	130,089	55,068,598	90,737,595	(4,445,293)	(3,237,183)	$138,253,806

Balance January 1, 2026	12,925,572	$129,255	$54,949,369	$92,097,426	$(4,219,390)	$(2,048,312)	$140,908,348
Net income	—	—	—	705,946	—	—	705,946
Other comprehensive income	—	—	—	—	—	283,098	283,098
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(15,041)	(150)	(124,755)	—	—	—	(124,905)
ESOP shares released (6,595 shares)	—	—	(20,852)	—	75,300	—	54,448
Balance March 31, 2026	12,910,531	$129,105	$55,029,197	$92,803,372	$(4,144,090)	$(1,765,214)	$142,052,370

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$705,946	$730,947
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of intangible assets	1,478	(16,539)
Provision (recovery) for credit losses	50,000	(80,000)
Depreciation of premises and equipment	92,271	101,036
Amortization of deferred loan costs, net	68,422	(95,442)
Amortization of premiums and accretion of discounts on securities, net	260,437	69,258
Gain on sale of loans	—	(29,062)
Proceeds from sale of loans	—	(1,557,899)
Origination of loans held for sale	—	1,586,961
Increase in cash surrender value of bank owned life insurance	(222,292)	(762,231)
Employee stock ownership plan expense	54,448	50,469
Stock based compensation	225,435	221,180
Changes in:
Accrued interest receivable	(209,968)	81,283
Net changes in other assets	288,240	179,956
Net changes in other liabilities	(611,806)	(495,932)
Net cash provided by (used for) operating activities	702,611	(16,015)
Cash flows from investing activities
Purchases of securities available for sale	—	(13,500,000)
Maturities, calls, and repayments of securities available for sale	13,014,848	16,951,619
Net decrease in loans	8,461,793	10,576,279
Purchases of premises and equipment	(29,276)	(36,169)
Purchase of FHLB stock	(1,575,000)	(157,500)
Redemption of FHLB stock	559,400	1,616,800
Net cash provided by investing activities	20,431,765	15,451,029
Cash flows from financing activities
Net decrease in deposits	(51,575,654)	(9,154,372)
Net increase (decrease) in short-term FHLB advances	38,500,000	(5,000,000)
Repayments of long-term FHLB non-repo advances	(15,896,708)	(27,403,111)
Repurchase of common stock	(124,905)	(398,215)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	288,980	(101,697)
Net cash used for financing activities	(28,808,287)	(42,057,395)
Net decrease in cash and cash equivalents	(7,673,911)	(26,622,381)
Cash and cash equivalents at beginning of year	35,598,595	52,232,208
Cash and cash equivalents at end of period	$27,924,684	$25,609,827
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	236,587	487,171
Fair value change in cash flow hedges	$330,569	$(444,816)
Fair value change in fair value hedges, net	117,843	2,212
Non-cash investment and financing activities
Initial right of use asset	$544,120	$—
Initial lease liability	544,120	—

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC, formed to hold real estate owned by the Company, was inactive at March 31, 2026 and December 31, 2025.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock vested or stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three months ended March 31, 2026 and March 31, 2025, options to purchase 508,619 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. For the three months ended March 31, 2026, 1,753 shares of outstanding non-vested stock were added in the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Numerator
Net income	$705,946	$730,947
Denominator:
Weighted average shares outstanding - basic	12,605,383	12,649,573
Effect of unvested restricted stock	1,753	947
Weighted average shares outstanding - diluted	12,607,136	12,650,520
Earnings per common share:
Basic	$0.06	$0.06
Diluted	0.06	0.06

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2025.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Segment Reporting: The Company operates one reportable segment of business, “community banking.” Through its community banking segment, the Company provides a broad range of retail and commercial banking services. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies.

The Company's chief operating decision maker ("CODM") is the President and Chief Executive Officer, who decides how to allocate resources based on net income that also is reported on the statement of operations as consolidated net income.

The measure of segment assets is reported on the statement of financial condition as total consolidated assets.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, none of which had an allowance for credit losses at March 31, 2026 and December 31, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2026
U.S. government and agency obligations due in:
One through five years	$3,000,000	$—	$(50,915)	$2,949,085
Corporate bonds due in:
One through five years	7,652,937	71,382	(66,578)	7,657,741
Five through ten years	35,750,000	850,193	(503,790)	36,096,403
Greater than ten years	4,371,047	145,724	—	4,516,771
Municipal obligations due in:
Five through ten years	505,410	—	(80,629)	424,781
MBS – residential	81,785,479	412,999	(1,680,847)	80,517,631
MBS – commercial	14,377,218	—	(1,687,060)	12,690,158
Total	$147,442,091	$1,480,298	$(4,069,819)	$144,852,570

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2025
U.S. government and agency obligations due in:
One through five years	$3,000,000	$—	$(56,319)	$2,943,681
Corporate bonds due in:
One through five years	10,662,539	74,584	(106,769)	10,630,354
Five through ten years	36,076,049	494,579	(575,789)	35,994,839
Greater than ten years	6,358,703	232,308	—	6,591,011
Municipal obligations due in:
Greater than ten years	505,672	—	(78,482)	427,190
MBS – residential	89,609,605	696,248	(1,637,909)	88,667,944
MBS – commercial	14,504,808	—	(1,695,196)	12,809,612
Total	$160,717,376	$1,497,719	$(4,150,464)	$158,064,631

All of the mortgaged-backed securities (“MBSs”) are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association.

There were no sales of securities during the three months ended March 31, 2026 or March 31, 2025.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The age of unrealized losses and the fair value of related securities as of  March 31, 2026 and  December 31, 2025 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2026
U.S. government and agency obligations	$—	$—	$2,949,085	$(50,915)	$2,949,085	$(50,915)
Corporate bonds	3,963,934	(15,378)	9,695,010	(554,990)	13,658,944	(570,368)
Municipal obligations	—	—	424,781	(80,629)	424,781	(80,629)
MBS – residential	14,302,741	(58,937)	12,428,939	(1,621,910)	26,731,680	(1,680,847)
MBS – commercial	1,288,323	(23,508)	11,401,835	(1,663,552)	12,690,158	(1,687,060)
Total	$19,554,998	$(97,823)	$36,899,650	$(3,971,996)	$56,454,648	$(4,069,819)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
U.S. government and agency obligations	$—	$—	$2,943,681	$(56,319)	$2,943,681	$(56,319)
Corporate bonds	4,481,117	(32,182)	10,599,624	(650,376)	15,080,741	(682,558)
Municipal obligations	-	-	427,190	(78,482)	427,190	(78,482)
MBS – residential	17,214,292	(55,057)	12,991,116	(1,582,852)	30,205,408	(1,637,909)
MBS – commercial	1,315,717	(6,871)	11,493,894	(1,688,325)	12,809,611	(1,695,196)
Total	$23,011,126	$(94,110)	$38,455,505	$(4,056,354)	$61,466,631	$(4,150,464)

Unrealized losses on corporate bonds and municipal obligations available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At March 31, 2026, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. There were 36 securities in a loss position at March 31, 2026. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at March 31, 2026. As of March 31, 2026, no allowance for credit losses ("ACL") was required on available for sale securities. At March 31, 2026 and December 31, 2025, securities available for sale with a carrying value of $5,225,274 and $5,361,240 were pledged to secure public deposits.

NOTE 3 – INVESTMENT IN LIMITED PARTNERSHIP

At March 31, 2026 the Company held a $2.4 million investment in a limited partnership, which is part of a $10 million commitment.  The fund invests in sale leaseback transactions.  The original investment in 2025 was $2.5 million and the Bank had an $87,000 loss during 2025.

NOTE 4 – LOANS

Loans are summarized as follows at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Real estate:	(unaudited)
Residential First Mortgage	$438,468,814	$443,894,498
Commercial Real Estate	117,603,193	121,960,681
Multi-Family Real Estate	64,133,297	58,944,579
Construction	18,852,024	22,046,399
Commercial and Industrial	2,816,976	3,211,338
Consumer	116,177	118,061
Total loans	641,990,481	650,175,556
Allowance for credit losses	(2,579,949)	(2,529,949)
Net loans	$639,410,532	$647,645,607

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The Bank has granted loans to officers and directors of the Bank. At March 31, 2026 and December 31, 2025, such loans totaled $1,961,468 and $2,256,911, respectively.

At March 31, 2026 and December 31, 2025, deferred loan fees were $2,143,425 and $2,287,876, respectively.

The following table presents the activity in the ACL by portfolio segment for the three months ended March 31, 2026 and 2025:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended March 31, 2026
Allowance for credit losses:
Beginning balance	$1,617,949	$586,000	$241,000	$69,000	$16,000	$—	$2,529,949
Provision for (recovery) of credit losses	(59,487)	115,200	2,300	(3,750)	(4,450)	187	50,000
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,558,462	$701,200	$243,300	$65,250	$11,550	$187	$2,579,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949
Provision for (recovery) of credit losses	(20,065)	25,874	(10,084)	(30,288)	4,340	223	(30,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,660,884	$533,874	$278,916	$92,712	$24,340	$223	$2,590,949

For the three months ended March 31, 2026, the provision for credit losses was $50,000, due to an increase in delinquent commercial real estate loans.

Since the Bank continues to have limited historical loss history, the majority of changes in the ACL noted in the above tables are driven by changes in the balances of the related loan segments and in the economic forecast.

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the balance of non-performing loans by portfolio segments as of  March 31, 2026 and  December 31, 2025:

	Nonaccrual with a Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total nonaccrual loans	Loans Past Due 90 Days or More Still Accruing
March 31, 2026
Residential First Mortgage	$—	$2,391,942	$2,391,942	$—
Commercial Real Estate	—	69,374	69,374	—
Construction	—	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$—	$13,355,029	$13,355,029	$—

	Nonaccrual with a Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Nonaccrual loans end of period	Loans Past Due 90 Days or More Still Accruing
December 31, 2025
Residential First Mortgage	$—	$2,417,596	$2,417,596	$—
Commercial Real Estate	—	—	—	—
Construction	—	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$—	$13,311,309	$13,311,309	$—

Collateral - dependent loans individually evaluated with the ACL by collateral type were as follows at March 31, 2026 and December 31, 2025:

March 31, 2026
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,391,942	$—
Commercial Real Estate	14,390,367	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$27,676,022	$—

December 31, 2025
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,417,596	$—
Commercial Real Estate	—	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,311,309	$—

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

No nonaccrual loans had specific reserves as of March 31, 2026 as they were all well-secured and in the process of collection. The Bank had no other real estate owned at either March 31, 2026 or December 31, 2025.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2026 and December 31, 2025, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2026
Residential First Mortgage	$1,341,993	$390,913	$768,526	$2,501,432	$435,967,382	$438,468,814
Commercial Real Estate	9,242,684	5,444,640	69,374	14,756,698	102,846,495	117,603,193
Multi-Family Real Estate	—	—	—	—	64,133,297	64,133,297
Construction	—	—	10,893,713	10,893,713	7,958,311	18,852,024
Commercial and Industrial	—	—	—	—	2,816,976	2,816,976
Consumer	—	—	—	—	116,177	116,177
Total	$10,584,677	$5,835,553	$11,731,613	$28,151,843	$613,838,638	$641,990,481

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2025
Residential First Mortgage	$—	$762,980	$1,467,950	$2,230,930	$441,663,568	$443,894,498
Commercial Real Estate	—	13,682,575	—	13,682,575	108,278,106	121,960,681
Multi-Family Real Estate	—	106,687	—	—	58,944,579	58,944,579
Construction	—	—	10,893,713	10,893,713	11,152,686	22,046,399
Commercial and Industrial	—	—	—	—	3,211,338	3,211,338
Consumer	-	—	—	-	118,061	118,061
Total	$—	$14,552,242	$12,361,663	$26,807,218	$623,368,338	$650,175,556

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of March 31, 2026 and  December 31, 2025:

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$2,588,625	$7,697,187	$26,018,449	$3,118,754	$96,320,928	$152,094,849	$148,238,079	$436,076,871
Special Mention	—	—	—	—	333,831	755,148	830,806	1,919,785
Substandard	—	—	—	—	—	155,969	316,189	472,158
Doubtful	—	—	—	—	—	—	—	—
Total	2,588,625	7,697,187	26,018,449	3,118,754	96,654,759	153,005,966	149,385,074	438,468,814
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	531,097	1,120,595	—	2,898,937	25,394,260	87,658,304	117,603,193
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	531,097	1,120,595	—	2,898,937	25,394,260	87,658,304	117,603,193
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	—	—	2,129,858	2,634,044	59,369,395	64,133,297
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	2,129,858	2,634,044	59,369,395	64,133,297
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	7,958,311	7,958,311
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	18,852,024	18,852,024
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	—	21,518	1,671,370	144,747	—	74,539	904,802	2,816,976
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	21,518	1,671,370	144,747	—	74,539	904,802	2,816,976
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	54,203	61,802	—	—	—	172	116,177
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	54,203	61,802	—	—	—	172	116,177
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$2,588,625	$8,304,005	$28,872,216	$3,263,501	$101,683,554	$181,108,809	$316,169,771	$641,990,481

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – LOANS (Continued)

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$8,300,835	$26,483,619	$3,226,455	$98,091,242	$30,149,035	$126,475,739	$148,749,978	$441,476,903
Special Mention	—	—	—	335,091	—	762,663	845,254	1,943,008
Substandard	—	—	—	—	—	156,969	317,618	474,587
Doubtful	—	—	—	—	—	—	—	—
Total	8,300,835	26,483,619	3,226,455	98,426,333	30,149,035	127,395,371	149,912,850	443,894,498
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	540,696	1,125,536	—	2,919,030	—	25,722,648	91,652,771	121,960,681
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	540,696	1,125,536	—	2,919,030	—	25,722,648	91,652,771	121,960,681
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	—	2,157,087	—	2,739,832	54,047,660	58,944,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	2,157,087	—	2,739,832	54,047,660	58,944,579
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	11,152,686	11,152,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	22,046,399	22,046,399
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	22,757	1,820,820	152,949	—	—	119,842	1,094,970	3,211,338
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	22,757	1,820,820	152,949	—	—	119,842	1,094,970	3,211,338
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	118,061	118,061
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	118,061	118,061
Gross charge-offs by vintage	—	—	—	—	—	—	—	—
Total loans	$8,864,288	$29,429,975	$3,379,404	$103,502,450	$30,149,035	$155,977,693	$318,872,711	$650,175,556

There were no loan modifications during the three -month periods ended  March 31, 2026  or 2025.

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

Interest Rate Swaps. At March 31, 2026 and  December 31, 2025, the Company had five cash flow interest rate swaps with notional amounts of $67.5 million and six cash flow interest rate swaps with notional amounts of $85.0 million, respectively, which were used to hedge certain FHLB advances and brokered deposits. The Company also had one fair value interest rate swap with notional amounts of $30.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount, which converts variable-rate liabilities to a fixed rate.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount, which convert fixed-rate assets into a variable rate. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s consolidated statement of financial condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025.

			March 31,	December 31,
			2026	2025
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other (Liabilities) Assets	$130,236	$(200,334)
Interest rate swaps	Fair Value	Other (Liabilities) Assets	$(47,546)	$(165,389)
Interest rate swaps	Fair Value	Loans, net	$79,176	$232,460
Total derivative instruments			$161,866	$(133,263)

For the three months ended March 31, 2026, unrealized gains of $295,000 were recorded for changes in fair value of interest rate swaps with third parties and at March 31, 2026, accrued interest was $9,000, after-tax.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations. During the three months ended  March 31, 2026 and 2025, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was an increased expense of $37,000 and a reduced expense $177,000, respectively.

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,949,085	$—	$2,949,085	$—
Corporate bonds	48,270,915	—	48,270,915	—
Municipal obligations	424,781	—	424,781	—
MBS - residential	80,517,631	—	80,517,631	—
MBS - commercial	12,690,158	—	12,690,158	—
Cash flow hedges	130,236	—	130,236
Liabilities:
Fair value hedges	47,546	—	47,546	—
As of December 31, 2025
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,943,681	$—	$2,943,681	$—
Corporate bonds	53,216,205	—	53,216,205	—
Municipal obligations	427,190	—	427,190	—
MBS - residential	89,983,662	—	89,983,662	—
MBS - commercial	12,809,611	—	12,809,611	—
Liabilities:
Cash flow hedges	200,334	—	200,334
Fair value hedges	165,389	—	165,389	—

There were no transfers between level 1 and level 2 during the three or three months ended March 31, 2026.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at March 31, 2026 and December 31, 2025, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2026
Financial instruments - assets
Loans, net	$639,411	$618,037	$—	$—	$618,037
Financial instruments - liabilities
Certificates of deposit	428,566	428,119	—	428,119	—
Borrowings	115,925	116,327	—	116,327	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2025
Financial instruments - assets
Loans, net	$647,646	$626,438	$—	$—	$626,438
Financial instruments - liabilities
Certificates of deposit	493,934	494,596	—	494,596	—
Borrowings	93,322	93,742	—	93,742	—

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

BOGOTA FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three months ended March 31, 2026 and 2025 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
March 31, 2026
Beginning balance	$(1,907,058)	$2,767	$(144,021)	$(2,048,312)
Other comprehensive (loss) income before reclassification	45,451	—	237,647	283,098
Amounts reclassified	—	—	—	—
Net period comprehensive (loss) income	45,451	—	237,647	283,098
Ending balance	$(1,861,607)	$2,767	$93,626	$(1,765,214)

March 31, 2025
Beginning balance	$(4,005,169)	$(60,526)	$468,247	$(3,597,448)
Other comprehensive income (loss) before reclassification	680,043	—	(319,778)	360,265
Amounts reclassified	—	—	—	—
Net period comprehensive income (loss)	680,043	—	(319,778)	360,265
Ending balance	$(3,325,126)	$(60,526)	$148,469	$(3,237,183)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business and strategic plans, prospects, financial condition and performance, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including potential recessionary conditions;

●	the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;

●	the impact of any federal government shutdown;

●	changes in the amount and trend of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates and the methodology for calculating the allowance for credit losses;

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;

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

●	our ability to retain key employees;

●	risks as it relates to cyber attacks against our information technology and those of our third-party providers and vendors;

●	the failure to maintain current technologies;

●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Assets decreased $27.7 million, or 3.1%, from $904.9 million at December 31, 2025 to $877.2 million at March 31, 2026, due largely to a $7.7 million, or 21.6%, decrease in cash and cash equivalents, an $8.2 million, or 1.3%, decrease in loans and a $13.2 million, or 8.4%, decrease in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.7 million, or 21.6%, to $27.9 million at March 31, 2026 from $35.6 million at December 31, 2025, as excess funds from increased borrowings, security maturities and loan payments were used to offset deposit outflows.

Investment in Limited Partnership. Net equity investments were $2.4 million, at March 31, 2026 and December 31, 2025. This investment was part of a $10 million commitment to fund a limited partnership which invests in sale leaseback transactions.

Securities Available for Sale. Securities available for sale decreased $13.2 million, or 8.4%, to $144.9 million at March 31, 2026 from $158.1 million at December 31, 2025, due to principal repayments of mortgage-backed securities and maturities of corporate bonds.

Net Loans.  Net loans decreased $8.2 million, or 1.3%, to $639.4 million at March 31, 2026 from $647.6 million at December 31, 2025. The decrease was due to a decrease of $5.4 million, or 1.2%, in one- to four-residential real estate loans to $438.5 million from $443.9 million at December 31, 2025, a decrease of $3.2 million, or 14.5%, in construction loans to $18.9 million at March 31, 2026 from $22.0 million at December 31, 2025, a decrease of $394,000, or 12.3%, in commercial and industrial loans to $2.8 million at March 31, 2026 from $3.2 million at December 31, 2025, and a decrease of $4.4 million, or 3.6%, in commercial real estate loans to $117.6 million at March 31, 2026 from $122.0 million at December 31, 2025, offset by a $5.2 million, or 8.8%, increase in multi-family real estate loans to $64.1 million at March 31, 2026 from $58.9 million at December 31, 2025. The decreases in one- to four-residential real estate loans and construction loans reflected a decrease in demand for such loans due to the interest rate environment. As of March 31, 2026 and December 31, 2025, the Bank had no loans held for sale.

Asset Quality.  Delinquent loans increased $1.3 million to $28.1 million, or 4.4% of total loans, at March 31, 2026, compared to $26.8 million, or 4.2% of total loans, at December 31, 2025. The increase was primarily due to an increase in commercial real estate loans. All delinquent loans are considered well-secured. During the same timeframe, non-performing assets increased from $13.3 million at December 31, 2025 to $13.4 million, which represented 1.5% of total assets at March 31, 2026. The Company’s allowance for credit losses was 0.40% of total loans and 19.69% of non-performing loans at March 31, 2026 compared to 0.39% of total loans and 19.38% of non-performing loans at December 31, 2025.  The Bank has limited exposure to commercial real estate loans secured by office space. Non-performing loans at March 31, 2026 were primarily comprised of one construction loan for a catering hall that is 99% complete, with a balance of $10.9 million and a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at March 31, 2026. The Company has commenced legal action to foreclose on the property, which is ongoing. We did not record any specific reserves or charge-offs for our nonaccrual loans.  The Company did not record any charge-offs for the three months ended March 31, 2026 or 2025.

Total Liabilities. Total liabilities decreased $28.8 million, or 3.8%, to $735.2 million as of March 31, 2026 from $764.0 million as of December 31, 2025, primarily due to a $51.6 million decrease in deposits, offset by a $22.6 million increase in borrowings.

Deposits. Deposits decreased $51.6 million, or 7.9%, to $600.9 million at March 31, 2026 from $652.4 million at December 31, 2025. The decrease in deposits was due to an decrease in certificates of deposit of $65.4 million, or 13.2%, to $428.6 million as of March 31, 2026 from $493.9 million at December 31, 2025, offset by an increase in savings accounts of $5.3 million, or 9.6%, to $58.8 million as of March 31, 2026 from $54.6 million at December 31, 2025, a increase in money market deposit accounts of $1.3 million, or 12.6%, to $11.5 million as of March 31, 2026 from $10.2 million at December 31, 2025, a $763,000, or 2.7%, an increase in noninterest bearing accounts to $28.9 million as of March 31, 2026 from $28.2 million at December 31, 2025, and by a $6.5 million, or 9.9%, increase in NOW accounts to $72.0 million as of March 31, 2026 from $65.5 million at December 31, 2025. The overall changes reflected the Company's efforts to move certificates of deposit into core deposit accounts.

At March 31, 2026, municipal deposits totaled $48.5 million, which represented 8.1% of total deposits, and brokered deposits totaled $89.6 million, which represented 14.9% of deposits. At December 31, 2025, municipal deposits totaled $45.1 million, which represented 6.9% of deposits, and brokered deposits totaled $109.7 million, which represented 16.8% of total deposits. At March 31, 2026, uninsured deposits totaled $52.3 million, comprised of 303 account holders, which represented 8.7% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $22.6 million, or 24.2%, to $115.9 million at March 31, 2026 from $93.3 million at December 31, 2025.  Long-term advances decreased $15.9 million, while short-term advances increased by $38.5 million. The weighted average rate of borrowings was 4.17% and 4.35% as of March 31, 2026 and December 31, 2025, respectively. Total borrowing capacity at the Federal Home Loan Bank was $236.4 million at March 31, 2026, of which $115.9 million has been advanced.  The increase in borrowings was largely attributable to the outflow of deposits during the three months ended March 31, 2026.

Total Equity. Stockholders’ equity increased $1.1 million to $142.1 million, primarily due to net income of $706,000 and less changes in accumulated other comprehensive income of $283,000 and stock-based compensation of $225,000, offset by stock repurchases of $125,000. At March 31, 2026, the Company’s ratio of average stockholders’ equity-to-average total assets was 16.28%, compared to 15.13% at December 31, 2025.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$11,314	$123	4.34%	$16,601	$265	6.37%
Loans	647,897	7,988	4.93%	705,095	8,603	4.88%
Securities	152,904	2,264	5.93%	145,280	1,833	5.05%
Other interest-earning assets	5,572	113	8.16%	8,305	222	10.72%
Total interest-earning assets	817,687	10,488	5.13%	918,916	10,923	4.60%

Non-interest-earning assets	51,362			68,251
Total assets	$869,049			$943,532
Liabilities and equity:
NOW and money market accounts	$83,968	$543	2.62%	$79,400	$458	2.34%
Savings accounts	55,112	317	2.33%	45,832	225	1.99%
Certificates of deposit (1)	459,342	4,130	3.65%	484,253	5,079	4.25%
Total interest-bearing deposits	598,422	4,990	3.38%	609,485	5,762	3.83%

FHLB advances (1)	97,061	1,072	4.48%	158,116	1,568	4.02%
Total interest-bearing liabilities	695,483	6,062	3.53%	767,601	7,330	3.87%
Non-interest-bearing deposits	29,264			32,763
Other non-interest-bearing liabilities	2,821			5,463
Total liabilities	727,568			805,827

Total equity	141,481			137,705
Total liabilities and equity	$869,049			$943,532
Net interest income		$4,426			$3,593
Interest rate spread (2)			1.60%			1.12%
Net interest margin (3)			2.20%			1.66%
Average interest-earning assets to average interest-bearing liabilities	117.57%			114.03%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the three months ended March 31, 2026 and 2025, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was an increased expense of $37,000 and a reduced expense of $177,000 respectively.

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

	Three Months Ended March 31, 2026
	Compared to
	Three Months Ended March 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(71)	$(71)	$(142)
Loans receivable	(1,172)	557	(615)
Securities	100	331	431
Other interest earning assets	(63)	(46)	(109)
Total interest-earning assets	(1,206)	771	(435)

Interest expense:
NOW and money market accounts	28	57	85
Savings accounts	50	42	92
Certificates of deposit	(253)	(696)	(949)
FHLB advances	(1,505)	1,009	(496)
Total interest-bearing liabilities	(1,681)	413	(1,268)
Net increase in net interest income	$474	$359	$833

Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

General. Net income decreased $25,000 to $706,000 for the three months ended March 31, 2026 from a net income of $731,000 for the three months ended March 31, 2025. This decrease was primarily due to a decrease of $568,000 in non-interest income and an increase of $240,000 in income taxes, partially offset by an increase of $703,000 in net interest income, an increase $130,000 in the provision for credit losses and a decrease of $80,000 in non-interest expense.

Interest Income. Interest income decreased $435,000, or 4.0%, to $10.5 million for the three months ended March 31, 2025 compared to $10.9 million for the three months ended March 31, 2026.

Interest income on cash and cash equivalents decreased $142,000, or 53.6%, to $123,000 for the three months ended March 31, 2026 from $265,000 for the three months ended March 31, 2025 due to a $5.3 million decrease in the average balance to $11.3 million for the three months ended March 31, 2026 from $16.6 million for the three months ended March 31, 2025, reflecting an increase in securities and a reduction of borrowings.  This was also due to a 203-basis point decrease in the average yield from 6.37% for the three months ended March 31, 2025 to 4.34% for the three months ended March 31, 2026 resulting from the lower interest rate environment.

Interest income on loans decreased $615,000, or 7.1%, to $8.0 million for the three months ended March 31, 2026 compared to $8.6 million for the three months ended March 31, 2025 due to a $57.2 million decrease in the average balance to $647.9 million for the three months ended March 31, 2026 from $705.1 million for the three months ended March 31, 2025, slightly offset by a five basis point increase in the average yield from 4.88% for the three months ended March 31, 2025 to 4.93% for the three months ended March 31, 2026.

Interest income on securities increased $431,000, or 23.5%, to $2.3 million for the three months ended March 31, 2026 from $1.8 million for the three months ended March 31, 2025 primarily due to a 88 basis point increase in the average yield from 5.05% for the three months ended March 31, 2025, to 5.93% for the three months ended March 31, 2026.  The increase was also due to a $7.6 million increase in the average balance to $152.9 million for the three months ended March 31, 2026 from $145.3 million for the three months ended March 31, 2025.

Interest Expense. Interest expense decreased $1.3 million, or 17.3%, from $7.3 million for the three months ended March 31, 2025 to $6.1 million for the three months ended March 31, 2026 due to lower costs on deposits and lower balances on borrowings. During the three months ended March 31, 2026, the use of hedges increased the interest expense on the FHLB advances and brokered deposits by $37,000. At March 31, 2026, cash flow hedges used to manage interest rate risk had a notional value of $67.5 million, while fair value hedges totaled $30.0 million in notional value.

Interest expense on interest-bearing deposits decreased $772,000, or 13.4%, to $5.0 million for the three months ended March 31, 2026 from $5.8 million for the three months ended March 31, 2025. The decrease was due to a 45-basis point decrease in the average cost of deposits to 3.38% for the three months ended March 31, 2026 from 3.83% for the three months ended March 31, 2025. The decrease in the average cost of deposits was due to the lower interest rate environment and a decrease in the rate paid on certificates of deposit offset by an increase in the rate paid on transactional accounts. Our rates on certificates of deposit decreased 60 basis points to 3.65% for the three months ended March 31, 2026 from 4.25% for the three months ended March 31, 2025 and the average balances of certificates of deposit decreased $24.9 million to $459.3 million for the three months ended March 31, 2026 from $484.3 million for the three months ended March 31, 2025. The average balance of NOW/money market accounts and savings accounts increased $4.6 million and $9.3 million for the three months ended March 31, 2026, respectively, compared to the three months ended March 31, 2025.

Interest expense on FHLB advances decreased $496,000, or 31.6%, from $1.6 million for the three months ended March 31, 2025 to $1.1 million for the three months ended March 31, 2026. The decrease was primarily due to a decrease in the average balance of $61.1 million to $97.1 million for the three months ended March 31, 2026 from $158.1 million for the three months ended March 31, 2025.  The decrease was offset by an increase in the average cost of borrowings of 46 basis points to 4.48% for the three months ended March 31, 2026 from 4.02% for the three months ended March 31, 2025 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $833,000, or 23.2%, to $4.4 million for the three months ended March 31, 2026 from $3.6 million for the three months ended March 31, 2025.  The increase reflected a 48-basis point increase in our net interest rate spread to 1.60% for the three months ended March 31, 2026 from 1.12% for the three months ended March 31, 2025. Our net interest margin increased 54 basis points to 2.20% for the three months ended March 31, 2026 from 1.66% for the three months ended March 31, 2025.

Provision for Credit Losses. We recorded a $50,000 provision for credit losses for the three months ended March 31, 2026 compared to $80,000 recovery for credit losses for the three months ended March 31, 2025 due to higher delinquent commercial loan balances.

Non-Interest Income. Non-interest income decreased $568,000, or 63.9%, to $321,000 for the three months ended March 31, 2026 from $889,000 for the three months ended March 31, 2025 due to a death benefit received last year related to a former employee.

Non-Interest Expense. For the three months ended March 31, 2026, non-interest expense decreased $80,000, or 2.1%, compared to the comparable March 31, 2025 period. Salaries and employee benefits decreased $27,000, or 1.3%, due to lower headcount. FDIC insurance premiums decreased $8,000, or 7.1%, due to lower deposit balances in 2026. Data processing expense decreased $45,000, or 14.2%, due to lower processing costs. Director fees decreased $21,000, or 13.1%, due to fewer members on the board. The decrease in advertising expense of $54,000, or 50.7%, was due to reduced promotions for branch locations and less promotions on deposit and loan products. Professional fees increased $44,000, or 21.9%, due to higher legal costs in 2026. Occupancy and equipment increased $31,000, or 4.6%, due to higher snow removal costs in 2026.

Income Tax Expense. Income tax expense increased $240,000 to an expense of $212,000 for the three months ended March 31, 2026 from a $28,000 benefit for the three months ended March 31, 2025. The increase was due to an increase of $755,000 in pre-tax income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of March 31, 2026. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$94,311	$(42,605)	(31.12)%	11.25%	(25.45)%
300 bp	105,201	(31,715)	(23.16)	12.30	(18.52)
200 bp	115,622	(21,294)	(15.55)	13.26	(12.16)
100 bp	126,967	(9,949)	(7.27)	14.28	(5.39)
—	136,916	—	—	15.09	—
(100) bp	147,733	10,817	7.90	15.97	5.83
(200) bp	159,531	22,615	16.52	16.91	12.02
(300) bp	170,992	34,076	24.89	17.76	17.63
(400) bp	183,428	46,512	33.97	18.65	23.55

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

As of March 31, 2026, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(21.80)%
300	(16.30)
200	(10.80)
100	(5.40)
—	—
(100)	5.60
(200)	10.90
(300)	13.30
(400)	8.30

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At March 31, 2026, we had the ability to borrow up to $236.4 million, of which $115.9 million was outstanding and $5.2 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2026, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and loan and security sales are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2026, cash and cash equivalents totaled $27.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $144.9 million at March 31, 2026.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2026 totaled $337.8 million, or 56.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At March 31, 2026, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of March 31, 2026, the Bank reported as a qualifying community bank with a ratio of 16.39%.

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

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2026.  Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the three months ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At March 31, 2026, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On August 12, 2025, the Company announced it had received regulatory approval for the repurchase of up to 237,590 shares of its common stock, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The repurchase program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of March 31, 2026, 4,821 shares have been repurchased pursuant to the program at a cost of $42,000.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the third quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	—	$—	—	—
February 1 - 28, 2026	—	—	—	—
March 1 - 31, 2026	14,313	8.29	14,313	146,604
Total	14,313	$8.29	14,313	146,604

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

10.1

Retirement and Consulting Agreement between Bogota Savings Bank and Robert Walsh, dated March 31, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2026 (Commission File No. 333-233680))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the periods ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: May 13, 2026	/s/ Kevin Pace
Kevin Pace
President and Chief Executive Officer

Date: May 13, 2026	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer