Form 10-Q
period 2026-06-30
Bogota Financial Corp.
filed 2026-08-13
CIK 1787414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 12,761,313 shares issued and outstanding of the registrant’s common stock, par value $0.01 per share.

Bogota Financial Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	As of	As of
	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$7,500,397	$11,584,648
Interest-bearing deposits in other banks	22,396,729	24,013,947
Cash and cash equivalents	29,897,126	35,598,595

Securities available for sale, at fair value	140,411,551	158,064,631
Loans, net of allowance for credit losses of $2,579,949 and $2,529,949, respectively	637,312,833	647,645,607
Premises and equipment, net	4,458,385	4,399,202
Federal Home Loan Bank ("FHLB") stock and other restricted securities	7,513,600	5,403,900
Accrued interest receivable	3,889,180	4,261,410
Core deposit intangibles	87,934	107,604
Bank-owned life insurance	32,225,477	31,774,855
Right of use asset	10,557,850	10,265,125
Investment in limited partnership	3,963,163	2,413,320
Other assets	4,670,025	5,013,251
Total Assets	$874,987,124	$904,947,500
Liabilities and Equity
Non-interest bearing deposits	$30,478,615	$28,177,516
Interest bearing deposits	543,740,963	624,269,541
Total deposits	574,219,578	652,447,057

FHLB advances-short term	101,000,000	20,000,000
FHLB advances-long term	40,020,176	73,322,132
Advance payments by borrowers for taxes and insurance	2,027,965	2,591,007
Lease liabilities	10,782,407	10,434,759
Other liabilities	4,971,332	5,244,197
Total liabilities	733,021,458	764,039,152

Stockholders’ Equity
Preferred stock $0.01 par value 1,000,000 shares authorized, none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock $0.01 par value, 30,000,000 shares authorized, 12,770,973 issued and outstanding at June 30, 2026 and 12,925,572 at December 31, 2025	127,709	129,255
Additional paid-in capital	54,026,204	54,949,369
Retained earnings	93,550,894	92,097,426
Unearned ESOP shares (342,926 shares at June 30, 2026 and 356,188 shares at December 31, 2025)	(4,068,789)	(4,219,390)
Accumulated other comprehensive loss	(1,670,352)	(2,048,312)
Total stockholders’ equity	141,965,666	140,908,348
Total liabilities and stockholders’ equity	$874,987,124	$904,947,500

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$7,522,862	$8,291,923	$15,510,465	$16,895,052
Securities
Taxable	1,855,996	1,943,360	4,117,414	3,773,754
Tax-exempt	2,888	2,894	5,777	5,789
Other interest-earning assets	207,404	266,987	443,991	754,158
Total interest income	9,589,150	10,505,164	20,077,647	21,428,753
Interest expense
Deposits	4,613,406	5,524,138	9,603,665	11,286,462
FHLB advances	1,136,032	1,286,421	2,207,779	2,854,448
Total interest expense	5,749,438	6,810,559	11,811,444	14,140,910
Net interest income	3,839,712	3,694,605	8,266,203	7,287,843
Provision (recovery) for credit losses	—	—	50,000	(80,000)
Net interest income after provision (recovery) for credit losses	3,839,712	3,694,605	8,216,203	7,367,843
Non-interest income
Fees and service charges	46,343	59,755	111,494	115,574
Gain on sale of loans	—	8,768	—	37,830
Bank-owned life insurance	228,330	228,392	450,622	990,623
Other	386,046	34,795	419,850	77,055
Total non-interest income	660,719	331,710	981,966	1,221,082
Non-interest expense
Salaries and employee benefits	1,984,689	2,059,942	4,037,535	4,140,141
Occupancy and equipment	640,405	640,444	1,342,762	1,311,913
FDIC insurance assessment	86,404	103,934	185,404	210,520
Data processing	318,138	305,034	588,853	620,731
Advertising	38,500	16,000	90,500	121,500
Director fees	126,631	170,812	265,262	330,256
Professional fees	247,166	372,364	489,447	571,094
Other	212,307	185,972	434,135	408,017
Total non-interest expense	3,654,240	3,854,502	7,433,898	7,714,172
Income before income taxes	846,191	171,813	1,764,271	874,753
Income tax expense (benefit)	98,669	(52,582)	310,803	(80,589)
Net income	$747,522	$224,395	$1,453,468	$955,342
Earnings per Share - basic	$0.06	$0.02	$0.12	$0.08
Earnings per Share - diluted	$0.06	$0.02	$0.12	$0.08
Weighted average shares outstanding - basic	12,492,325	12,635,990	12,598,741	12,642,744
Weighted average shares outstanding - diluted	12,507,536	12,641,179	12,609,946	12,644,701

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$747,522	$224,395	$1,453,468	$955,342
Other comprehensive income (loss):
Net unrealized (loss) gain on securities available for sale:	(73,841)	(379,866)	(10,616)	566,084
Tax effect	20,757	106,780	2,983	(159,127)
Net of tax	(53,084)	(273,086)	(7,633)	406,957
Defined benefit retirement plans:
Reclassification adjustment for amortization of prior service cost and net (loss) gain included in salaries and employee benefits	(9,501)	180,712	(9,501)	180,712
Tax effect	2,700	(50,798)	2,700	(50,798)
Net of tax	(6,801)	129,914	(6,801)	129,914
Derivatives:
Unrealized gain (loss) on swap contracts accounted for as cash flow hedges	215,255	(226,145)	545,825	(670,961)
Tax effect	(60,508)	63,570	(153,431)	188,608
Net of tax	154,747	(162,575)	392,394	(482,353)
Total other comprehensive income (loss)	94,862	(305,747)	377,960	54,518
Comprehensive income (loss)	$842,384	$(81,352)	$1,831,428	$1,009,860

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

						Accumulated
	Common		Additional		Unearned	Other	Total
	Stock	Common	Paid-in	Retained	ESOP	Comprehensive	Stockholders
	Shares	Stock	Capital	Earnings	shares	(Loss) Income	Equity
Balance January 1, 2025	13,059,175	$130,592	$55,269,962	$90,006,648	$(4,520,594)	$(3,597,448)	$137,289,160
Net income	—	—	—	730,947	—	—	730,947
Other comprehensive income	—	—	—	—	—	360,265	360,265
Stock based compensation	—	—	221,180	—	—	—	221,180
Stock purchased and retired	(50,211)	(503)	(397,712)	—	—	—	(398,215)
ESOP Shares released (6,447 shares)	—	—	(24,832)	—	75,301	—	50,469
Balance March 31, 2025	13,008,964	130,089	55,068,598	90,737,595	(4,445,293)	(3,237,183)	$138,253,806
Net income	—	—	—	224,395	—	—	224,395
Other comprehensive loss	—	—	—	—	—	(305,747)	(305,747)
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(575)	(6)	(4,571)	—	—	—	(4,577)
ESOP Shares released (6,668 shares)	—	—	(28,912)	—	75,301	—	46,389
Balance June 30, 2025	13,008,389	$130,083	$55,260,550	$90,961,990	$(4,369,992)	$(3,542,930)	$138,439,701

Balance January 1, 2026	12,925,572	$129,255	$54,949,369	$92,097,426	$(4,219,390)	$(2,048,312)	$140,908,348
Net income	—	—	—	705,946	—	—	705,946
Other comprehensive income	—	—	—	—	—	283,098	283,098
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(15,041)	(150)	(124,755)	—	—	—	(124,905)
ESOP shares released (6,595 shares)	—	—	(20,852)	—	75,300	—	54,448
Balance March 31, 2026	12,910,531	$129,105	$55,029,197	$92,803,372	$(4,144,090)	$(1,765,214)	$142,052,370
Net income	—	—	—	747,522	—	—	747,522
Other comprehensive income	—	—	—	—	—	94,862	94,862
Stock based compensation	—	—	225,435	—	—	—	225,435
Stock purchased and retired	(139,558)	(1,396)	(1,208,993)	—	—	—	(1,210,389)
ESOP shares released (6,668 shares)	—	—	(19,435)	—	75,301	—	55,866
Balance June 30, 2026	12,770,973	$127,709	$54,026,204	$93,550,894	$(4,068,789)	$(1,670,352)	$141,965,666

See accompanying notes to unaudited consolidated financial statements.

BOGOTA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,453,468	$955,342
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of intangible assets	26,466	46,341
Provision (recovery) for credit losses	50,000	(80,000)
Depreciation of premises and equipment	180,620	201,684
Amortization of deferred loan costs, net	174,104	16,914
Amortization of premiums and accretion of discounts on securities, net	279,393	42,886
Deferred income benefit	(78,901)	(69,637)
Gain on sale of loans	—	(37,830)
Proceeds from sale of loans	—	(1,932,899)
Origination of loans held for sale	—	1,970,729
Increase in cash surrender value of bank owned life insurance	(450,622)	(990,623)
Employee stock ownership plan expense	110,314	96,858
Stock-based compensation	450,870	446,615
Changes in:
Accrued interest receivable	372,230	7,367
Net changes in other assets	773,692	1,902,625
Net changes in other liabilities	(282,365)	(672,292)
Net cash provided by operating activities	3,059,269	1,904,080
Cash flows from investing activities
Purchases of securities available for sale	(5,714,414)	(27,699,938)
Maturities, calls, and repayments of securities available for sale	23,077,484	23,928,115
Net decrease in loans	10,153,705	18,581,405
Purchase of equity investment	(1,500,000)	—
Purchases of premises and equipment	(239,804)	(36,169)
Purchase of FHLB stock	(5,241,500)	(2,420,100)
Redemption of FHLB stock	3,131,800	4,018,200
Net cash provided by investing activities	23,667,271	16,371,513
Cash flows from financing activities
Net decrease in deposits	(78,227,717)	(13,958,256)
Net increase in short-term FHLB advances	81,000,000	10,500,000
Repayments of long-term FHLB non-repo advances	(33,301,956)	(46,732,049)
Repurchase of common stock	(1,335,294)	(398,215)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(563,042)	414,274
Net cash used for financing activities	(32,428,009)	(50,174,246)
Net decrease in cash and cash equivalents	(5,701,469)	(31,898,653)
Cash and cash equivalents at beginning of year	35,598,595	52,232,208
Cash and cash equivalents at end of period	$29,897,126	$20,333,555
Supplemental cash flow information
Income taxes paid	$100,000	$100,000
Interest paid	12,048,077	14,140,910
Fair value change in cash flow hedges	$545,825	$(670,961)
Fair value change in fair value hedges, net	32,618	9,397
Non-cash investment and financing activities
Initial right of use asset	$544,120	$—
Initial lease liability	544,120	—

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

The Bank maintains two subsidiaries. Bogota Securities Corp. was formed to buy, sell and hold investment securities. Bogota Properties, LLC, formed to hold real estate owned by the Company, is inactive.

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

Earnings per Share: Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares that have not been committed for release and non-vested shares of restricted stock. Diluted EPS is computed using the same method as basic EPS, except it also reflects the potential dilution which could occur if non-vested restricted stock vested or stock options were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the three and six months ended June 30, 2026 and June 30, 2025, options to purchase 508,619 common shares with an exercise price of $10.45 were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. Anti-dilutive options are those options with exercise prices in excess of the weighted average market value for the periods presented. For the three and six months ended June 30, 2026, 15,211 and 11,205 shares of outstanding non-vested stock were added in the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2026 and 2025.

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Numerator
Net income	$747,522	$224,395	$1,453,468	$955,342
Denominator:
Weighted average shares outstanding - basic	12,492,325	12,635,990	12,598,741	12,642,744
Effect of unvested restricted stock	15,211	5,189	11,205	1,957
Weighted average shares outstanding - diluted	12,507,536	12,641,179	12,609,946	12,644,701
Earnings per common share:
Basic	$0.06	$0.02	$0.12	$0.08
Diluted	0.06	0.02	0.12	0.08

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company's chief operating decision maker is the President and Chief Executive Officer, who decides how to allocate resources based on net income that also is reported on the statement of operations as consolidated net income.

The measure of segment assets is reported on the statement of financial condition as total consolidated assets.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost, fair value, and gross unrealized gains and losses of securities available for sale, by contractual maturity, none of which had an allowance for credit losses at June 30, 2026 and December 31, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2026
U.S. government and agency obligations due in:
Less than one year	$3,000,000	$—	$(44,489)	$2,955,511
Corporate bonds due in:
Less than one year	3,981,881	16,881	(3,655)	3,995,107
One through five years	2,681,533	40,224	(59,234)	2,662,523
Five through ten years	37,250,000	847,114	(374,361)	37,722,753
Greater than ten years	4,378,212	176,833	—	4,555,045
Municipal obligations due in:
Five through ten years	505,147	—	(84,784)	420,363
MBS – residential	76,966,261	283,095	(1,667,331)	75,582,025
MBS – commercial	14,311,878	—	(1,793,654)	12,518,224
Total	$143,074,912	$1,364,147	$(4,027,508)	$140,411,551

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2025
U.S. government and agency obligations due in:
One through five years	$3,000,000	$—	$(56,319)	$2,943,681
Corporate bonds due in:
One through five years	10,662,539	74,584	(106,769)	10,630,354
Five through ten years	36,076,049	494,579	(575,789)	35,994,839
Greater than ten years	6,358,703	232,308	—	6,591,011
Municipal obligations due in:
Greater than ten years	505,672	—	(78,482)	427,190
MBS – residential	89,609,605	696,248	(1,637,909)	88,667,944
MBS – commercial	14,504,808	—	(1,695,196)	12,809,612
Total	$160,717,376	$1,497,719	$(4,150,464)	$158,064,631

All of the mortgaged-backed securities (“MBS”) are issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association.

There were no sales of securities during the three and six months ended June 30, 2026 or June 30, 2025.

The age of unrealized losses and the fair value of related securities as of  June 30, 2026 and  December 31, 2025 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2026
U.S. government and agency obligations	$—	$—	$2,955,511	$(44,489)	$2,955,511	$(44,489)
Corporate bonds	988,322	(3,655)	12,310,864	(433,595)	13,299,186	(437,250)
Municipal obligations	—	—	420,363	(84,784)	420,363	(84,784)
MBS – residential	18,283,328	(19,157)	15,571,532	(1,648,174)	33,854,860	(1,667,331)
MBS – commercial	1,259,579	(40,370)	13,011,929	(1,753,284)	14,271,508	(1,793,654)
Total	$20,531,229	$(63,182)	$44,270,199	$(3,964,326)	$64,801,428	$(4,027,508)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
U.S. government and agency obligations	$—	$—	$2,943,681	$(56,319)	$2,943,681	$(56,319)
Corporate bonds	4,481,117	(32,182)	10,599,624	(650,376)	15,080,741	(682,558)
Municipal obligations	-	-	427,190	(78,482)	427,190	(78,482)
MBS – residential	17,214,292	(55,057)	12,991,116	(1,582,852)	30,205,408	(1,637,909)
MBS – commercial	1,315,717	(6,871)	11,493,894	(1,688,325)	12,809,611	(1,695,196)
Total	$23,011,126	$(94,110)	$38,455,505	$(4,056,354)	$61,466,631	$(4,150,464)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Unrealized losses on corporate bonds and municipal obligations available for sale are not considered to be credit losses because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value was largely due to changes in interest rates and other market conditions. At June 30, 2026, 100% of the mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily FNMA and FHLMC, institutions which the government has affirmed its commitment to support. There were 36 securities in a loss position at June 30, 2026. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these losses to be credit-related at June 30, 2026. As of June 30, 2026 and December 31, 2025, no allowance for credit losses ("ACL") was required on available for sale securities. At June 30, 2026 and December 31, 2025, securities available for sale with a carrying value of $5,156,715 and $5,361,240 were pledged to secure public deposits.

NOTE 3 – INVESTMENT IN LIMITED PARTNERSHIP

At June 30, 2026 the Company had a $4.0 million investment in a limited partnership, which is part of a $10.0 million commitment.  The fund invests in sale leaseback transactions.  The original investment in 2025 was $2.5 million and an additional $1.5 million was invested in 2026.  The Bank had an $87,000 loss during 2025 and a gain of $50,000 in 2026.

NOTE 4 – LOANS

Loans are summarized as follows at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Real estate:	(unaudited)
Residential First Mortgage	$435,989,187	$443,894,498
Commercial Real Estate	116,887,887	121,960,681
Multi-Family Real Estate	65,539,077	58,944,579
Construction	18,867,564	22,046,399
Commercial and Industrial	2,494,250	3,211,338
Consumer	114,817	118,061
Total loans	639,892,782	650,175,556
Allowance for credit losses	(2,579,949)	(2,529,949)
Net loans	$637,312,833	$647,645,607

The Bank has granted loans to officers and directors of the Bank. At June 30, 2026 and December 31, 2025, such loans totaled $1,922,247 and $2,256,911, respectively.

NOTE 4 – LOANS (Continued)

At June 30, 2026 and December 31, 2025, deferred loan fees were $2,049,665 and $2,287,876, respectively.

The following table presents the activity in the ACL by portfolio segment for the three and six months ended June 30, 2026 and 2025:

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three months ended June 30, 2026
Allowance for credit losses:
Beginning balance	$1,558,462	$701,200	$243,300	$65,250	$11,550	$187	$2,579,949
Provision for of credit losses	—	—	—	—	—	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,558,462	$701,200	$243,300	$65,250	$11,550	$187	$2,579,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Three Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$222	$2,590,949
Provision for of credit losses	—	—	—	—	—	—	—
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$222	$2,590,949

NOTE 4 – LOANS (Continued)

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$1,617,949	$586,000	$241,000	$69,000	$16,000	$—	$2,529,949
Provision for of credit losses	(59,487)	115,200	2,300	(3,750)	(4,450)	187	50,000
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,558,462	$701,200	$243,300	$65,250	$11,550	$187	$2,579,949

	Residential First Mortgage	Commercial Real Estate	Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Total
Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$1,680,949	$508,000	$289,000	$123,000	$20,000	$—	$2,620,949
Provision for of credit losses	(20,064)	25,874	(10,084)	(30,288)	4,340	222	(30,000)
Loans charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Total ending allowance balance	$1,660,885	$533,874	$278,916	$92,712	$24,340	$222	$2,590,949

For the three and six months ended June 30, 2026, the provision for credit losses was $50,000, which was all recorded in the three months ended March 31, 2026, due to an increase in delinquent commercial real estate loans offset by loan growth and the absence of charge-offs.

Since the Bank continues to have limited historical loss history, the majority of changes in the ACL noted in the above tables are driven by changes in the balances of the related loan segments and in the economic forecast.

NOTE 4 – LOANS (Continued)

The following table presents the balance of non-performing loans by portfolio segments as of  June 30, 2026 and  December 31, 2025:

	Nonaccrual with a Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total nonaccrual loans	Loans Past Due 90 Days or More Still Accruing
June 30, 2026
Residential First Mortgage	$—	$2,516,827	$2,516,827	$—
Commercial Real Estate	—	14,355,456	14,355,456	—
Construction	—	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$—	$27,765,996	$27,765,996	$—

	Nonaccrual with a Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Nonaccrual loans end of period	Loans Past Due 90 Days or More Still Accruing
December 31, 2025
Residential First Mortgage	$—	$2,417,596	$2,417,596	$—
Commercial Real Estate	—	—	—	—
Construction	—	10,893,713	10,893,713	—
Consumer	—	—	—	—
Total	$—	$13,311,309	$13,311,309	$—

Collateral-dependent loans individually evaluated with the ACL by collateral type were as follows at June 30, 2026 and December 31, 2025:

June 30, 2026
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,516,827	$—
Commercial Real Estate	14,355,456	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$27,765,996	$—

December 31, 2025
Portfolio segment	Real estate	Other
Residential First Mortgage	$2,417,596	$—
Commercial Real Estate	—	—
Multi-Family Real Estate	—	—
Construction	10,893,713	—
Commercial and Industrial	—	—
Other Consumer	—	—
	$13,311,309	$—

No nonaccrual loans had specific reserves as of June 30, 2026 as they were all well-secured. The Bank had no other real estate owned at June 30, 2026 or December 31, 2025.

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2026 and December 31, 2025, by class of loans:

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2026
Residential First Mortgage	$72,924	$892,393	$1,224,591	$2,189,908	$433,799,279	$435,989,187
Commercial Real Estate	—	471,860	14,355,456	14,827,316	102,060,571	116,887,887
Multi-Family Real Estate	—	—	—	—	65,539,077	65,539,077
Construction	—	—	10,893,713	10,893,713	7,973,851	18,867,564
Commercial and Industrial	—	—	—	—	2,494,250	2,494,250
Consumer	—	—	—	—	114,817	114,817
Total	$72,924	$1,364,253	$26,473,760	$27,910,937	$611,981,845	$639,892,782

			Greater than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2025
Residential First Mortgage	$—	$762,980	$1,467,950	$2,230,930	$441,663,568	$443,894,498
Commercial Real Estate	—	13,682,575	—	13,682,575	108,278,106	121,960,681
Multi-Family Real Estate	—	106,687	—	—	58,944,579	58,944,579
Construction	—	—	10,893,713	10,893,713	11,152,686	22,046,399
Commercial and Industrial	—	—	—	—	3,211,338	3,211,338
Consumer	-	—	—	-	118,061	118,061
Total	$—	$14,552,242	$12,361,663	$26,807,218	$623,368,338	$650,175,556

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

NOTE 4 – LOANS (Continued)

The following table presents loans, by risk category, loan class and year of origination as of June 30, 2026 and  December 31, 2025:

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$9,533,486	$7,469,151	$24,714,597	$3,027,577	$93,910,692	$145,689,712	$149,127,145	$433,472,360
Special Mention	149,178	—	—	—	330,030	746,434	822,808	2,048,450
Substandard	—	—	—	—	—	153,684	314,693	468,377
Doubtful	—	—	—	—	—	—	—	—
Total	9,682,664	7,469,151	24,714,597	3,027,577	94,240,722	146,589,830	150,264,646	435,989,187
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	—	521,534	1,119	—	2,879,452	17,991,881	81,138,445	102,532,431
Special Mention	—	—	1,115,612	—	—	7,091,580	6,148,264	14,355,456
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	521,534	1,116,731	—	2,879,452	25,083,461	87,286,709	116,887,887
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	—	—	2,102,849	2,331,136	61,105,092	65,539,077
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	2,102,849	2,331,136	61,105,092	65,539,077
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	7,973,851	7,973,851
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	18,867,564	18,867,564
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	—	20,260	1,519,213	132,361	—	38,296	784,120	2,494,250
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	20,260	1,519,213	132,361	—	38,296	784,120	2,494,250
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	53,133	61,684	—	—	—	—	114,817
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	53,133	61,684	—	—	—	—	114,817
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Total loans	$9,682,664	$8,064,078	$27,412,225	$3,159,938	$99,223,023	$174,042,723	$318,308,131	$639,892,782

NOTE 4 – LOANS (Continued)

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Totals
Residential First Mortgage
Pass	$8,300,835	$26,483,619	$3,226,455	$98,091,242	$30,149,035	$126,475,739	$148,749,978	$441,476,903
Special Mention	—	—	—	335,091	—	762,663	845,254	1,943,008
Substandard	—	—	—	—	—	156,969	317,618	474,587
Doubtful	—	—	—	—	—	—	—	—
Total	8,300,835	26,483,619	3,226,455	98,426,333	30,149,035	127,395,371	149,912,850	443,894,498
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial Real Estate
Pass	540,696	1,125,536	—	2,919,030	—	25,722,648	91,652,771	121,960,681
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	540,696	1,125,536	—	2,919,030	—	25,722,648	91,652,771	121,960,681
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Multi-Family Real Estate
Pass	—	—	—	2,157,087	—	2,739,832	54,047,660	58,944,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	2,157,087	—	2,739,832	54,047,660	58,944,579
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Construction
Pass	—	—	—	—	—	—	11,152,686	11,152,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10,893,713	10,893,713
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	22,046,399	22,046,399
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	22,757	1,820,820	152,949	—	—	119,842	1,094,970	3,211,338
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	22,757	1,820,820	152,949	—	—	119,842	1,094,970	3,211,338
Gross charge-offs by vintage	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	—	—	—	—	118,061	118,061
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	118,061	118,061
Gross charge-offs by vintage	—	—	—	—	—	—	—	—
Total loans	$8,864,288	$29,429,975	$3,379,404	$103,502,450	$30,149,035	$155,977,693	$318,872,711	$650,175,556

There were no loan modifications during the six -month periods ended  June 30, 2026  or 2025.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

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

The Company formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments. The Company also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in other comprehensive income (loss) and are (accreted) amortized to earnings over the remaining period of the former hedging relationship.

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

Interest Rate Swaps. At June 30, 2026 and  December 31, 2025, the Company had five cash flow interest rate swaps with notional amounts of $67.5 million and six cash flow interest rate swaps with notional amounts of $85.0 million, respectively, which were used to hedge certain FHLB advances and brokered deposits. The Company also had one fair value interest rate swap with notional amounts of $30.0 million hedging certain fixed-rate residential loans. These interest rate swaps meet the hedge accounting requirements. Changes in the fair value of cash flow hedges are recorded in comprehensive income. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount, which converts variable-rate liabilities to a fixed rate.  Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount, which convert fixed-rate assets into a variable rate. The fair value hedges are recorded as components of other assets and other liabilities on the Company’s Consolidated Statement of Financial Condition. Changes in fair value of the fair value hedges are recorded against the basis of the asset or liability being hedged. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s Consolidated Statements of Operations.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025.

			June 30,	December 31,
			2026	2025
	Hedge Type	Consolidated Statements of Financial Condition	Fair Value	Fair Value
Interest rate swaps	Cash Flow	Other Assets (Liabilities)	$345,491	$(200,334)
Interest rate swaps	Fair Value	Other Assets (Liabilities)	$3,683	$(165,389)
Interest rate swaps	Fair Value	Loans, net	$30,770	$232,460
Total derivative instruments			$379,944	$(133,263)

For the three and six months ended June 30, 2026, unrealized gains of $155,000 and $33,000 were recorded for changes in fair value of interest rate swaps with third parties and at June 30, 2026, accrued interest was $8,000, after-tax.

The Company has agreements with counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations. During the six months ended  June 30, 2026 and 2025, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was an increased expense of $21,000 and a reduced expense of $363,000, respectively.

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

NOTE 6 – FAIR VALUE (Continued)

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

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,955,511	$—	$2,955,511	$—
Corporate bonds	48,935,428	—	48,935,428	—
Municipal obligations	420,363	—	420,363	—
MBS - residential	75,582,025	—	75,582,025	—
MBS - commercial	12,518,224	—	12,518,224	—
Cash flow and fair value hedges	349,174	—	349,174
As of December 31, 2025
Assets:
Securities available for sale:
U.S. government and agency obligations	$2,943,681	$—	$2,943,681	$—
Corporate bonds	53,216,205	—	53,216,205	—
Municipal obligations	427,190	—	427,190	—
MBS - residential	88,667,944	—	88,667,944	—
MBS - commercial	12,809,612	—	12,809,612	—
Liabilities:
Cash flow hedges	200,334	—	200,334
Fair value hedges	165,389	—	165,389	—

There were no transfers between level 1 and level 2 during the three or six months ended June 30, 2026.

NOTE 6 – FAIR VALUE (Continued)

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value:

	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
As of June 30, 2026
Collateral dependent loans	$—	$—	$27,766	$27,766

As of December 31, 2025
Collateral dependent loans	$—	$—	$13,311	$13,311

All collateral dependent individually evaluated loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sale comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated as needed or sooner if we have identified possible further deterioration in value.

The carrying amounts and estimated fair values of financial instruments not measured at fair value, at June 30, 2026 and December 31, 2025, were as follows:

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2026
Financial instruments - assets
Loans, net	$637,313	$621,986	$—	$—	$621,986
Financial instruments - liabilities
Certificates of deposit	402,535	401,590	—	401,590	—
Borrowings	141,020	141,334	—	141,334	—

	Carrying	Fair	Fair Value Measurement Placement
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2025
Financial instruments - assets
Loans, net	$647,646	$626,438	$—	$—	$626,438
Financial instruments - liabilities
Certificates of deposit	493,934	494,596	—	494,596	—
Borrowings	93,322	93,742	—	93,742	—

Carrying amount is the estimated fair value for cash and cash equivalents. Other balance sheet instruments such as cash and cash equivalents, accrued interest receivable, accrued interest payable and Bank owned life insurance holding costs approximate fair value. The fair value of off-balance sheet items is not considered material.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity (net of tax) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Unrealized gain
	and losses on
	available for
	sale securities	Benefit plans	Derivatives	Total
Three months ended
June 30, 2026
Beginning balance	$(1,861,607)	$2,766	$93,627	$(1,765,214)
Other comprehensive (loss) income before reclassification	(53,084)	—	154,747	101,663
Amounts reclassified	—	(6,801)	—	(6,801)
Net period comprehensive (loss) income	(53,084)	(6,801)	154,747	94,862
Ending balance	$(1,914,691)	$(4,035)	$248,374	$(1,670,352)

June 30, 2025
Beginning balance	$(3,325,126)	$(60,526)	$148,469	$(3,237,183)
Other comprehensive income (loss) before reclassification	(273,086)	—	(162,575)	(435,661)
Amounts reclassified	—	129,914	—	129,914
Net period comprehensive income (loss)	(273,086)	129,914	(162,575)	(305,747)
Ending balance	$(3,598,212)	$69,388	$(14,106)	$(3,542,930)

	Unrealized gain and losses on available for sale securities	Benefit plans	Derivatives	Total
Six Months Ended June 30, 2026
Beginning balance	$(1,907,058)	$2,766	$(144,020)	$(2,048,312)
Other comprehensive income (loss) before reclassification	(7,633)	—	392,394	384,761
Amounts reclassified	—	(6,801)	—	(6,801)
Net period comprehensive income (loss)	(7,633)	(6,801)	392,394	377,960
Ending balance	$(1,914,691)	$(4,035)	$248,374	$(1,670,352)

Six Months Ended June 30, 2025
Beginning balance	$(4,005,169)	$(60,526)	$468,247	$(3,597,448)
Other comprehensive (loss) income before reclassification	406,957	—	(482,353)	1,613,874
Amounts reclassified	—	129,914	—	129,914
Net period comprehensive (loss) income	406,957	129,914	(482,353)	54,518
Ending balance	$(3,598,212)	$69,388	$(14,106)	$(3,542,930)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025 is intended to assist in understanding the financial condition and results of operations of Bogota Financial Corp. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. This includes statements regarding the planned merger of GSL Savings Bank (“GSL”) with and into the Company’s wholly owned subsidiary, the Bank, with the Bank as the surviving financial institution (the “Merger”). The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the inability to obtain approvals and/or meet the other closing conditions required to close the Merger in a timely manner;

●	general economic conditions, either nationally or in our market area, that are worse than expected, including potential recessionary conditions;

●	the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;

●	the impact of any federal government shutdown, debt ceiling and fiscal uncertainty;

●	changes in the amount and trend of loan delinquencies, charge-offs and non-performing and classified loans and changes in estimates and the methodology for calculating the allowance for credit losses;

●	our ability to access cost-effective funding;

●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;

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

●	our ability to attract or retain key employees;

●

risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;

●

the failure to maintain current technologies and to successfully implement future information technology enhancements and the operational risks associated with the adoption of artificial intelligence and other emerging technologies;

●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Proposed Acquisition of GSL

On June 1, 2026, the Bank and GSL entered into a definitive agreement pursuant to which the Bank will acquire GSL. Under the terms of the Merger Agreement, depositors of GSL will become depositors of the Bank and will have the same rights and privileges in Bogota Financial, MHC, as if their accounts had been established in the Bank on the date established at GSL.  As part of the transaction, the Company will issue additional shares of its common stock to Bogota Financial, MHC in an amount equal to the fair value of GSL as determined by an independent appraisal.  These shares are expected to be issued immediately prior to completion of the Merger.

As of June 30, 2026, GSL had approximately $151.2 million of assets, gross loans of $119.7 million and deposits of $120.4 million and operated from two offices located in Guttenberg and Fairview, New Jersey. The Merger is expected to close in the second half of 2026, subject to receipt of all regulatory approvals, GSL receiving the requisite approval of its members (if required), and fulfillment of other customary closing conditions.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Assets decreased $30.0 million, or 3.3%, from $904.9 million at December 31, 2025 to $875.0 million at June 30, 2026, due largely to a $5.7 million, or 16.6%, decrease in cash and cash equivalents, an $10.3 million, or 1.6%, decrease in loans and $17.7 million, or 11.2% decrease in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.7 million, or 16.6%, to $29.9 million at June 30, 2026 from $35.6 million at December 31, 2025, as excess funds from increased borrowings, security maturities and loan payments were used to offset deposit outflows.

Investment in Limited Partnership. Net equity investments increased $1.6 million, or 64.2% to $4.0 million, at June 30, 2026 from $2.4 million at December 31, 2025. This investment was part of a $10 million commitment to fund a limited partnership which invests in sale leaseback transactions.

Securities Available for Sale. Securities available for sale decreased $17.7 million, or 11.2%, to $140.4 million at June 30, 2026 from $158.1 million at December 31, 2025, due to principal repayments of mortgage-backed securities and maturities of corporate bonds.

Net Loans.  Net loans decreased $10.3 million, or 1.6%, to $637.3 million at June 30, 2026 from $647.6 million at December 31, 2025. The decrease was due to a decrease of $7.9 million, or 1.8%, in one- to four-residential real estate loans to $436.0 million from $443.9 million at December 31, 2025, a decrease of $3.2 million, or 14.4%, in construction loans to $18.9 million at June 30, 2026 from $22.0 million at December 31, 2025, a decrease of $717,000, or 22.3%, in commercial and industrial loans to $2.5 million at June 30, 2026 from $3.2 million at December 31, 2025, and a decrease of $5.1 million, or 4.2%, in commercial real estate loans to $116.9 million at June 30, 2026 from $122.0 million at December 31, 2025, offset by a $6.6 million, or 11.2%, increase in multi-family real estate loans to $65.5 million at June 30, 2026 from $58.9 million at December 31, 2025. The decreases in one- to four-residential real estate loans and construction loans reflected a decrease in demand for such loans due to the interest rate environment. As of June 30, 2026 and December 31, 2025, the Bank had no loans held for sale.

Asset Quality.  Delinquent loans increased $1.1 million to $27.9 million, or 4.4% of total loans, at June 30, 2026, compared to $26.8 million, or 4.1% of total loans, at December 31, 2025. The increase was primarily due to an increase of $1.1 million in commercial real estate loans. All delinquent loans are considered well-secured. During the same timeframe, non-performing assets increased from $13.3 million at December 31, 2025 to $27.8 million, which represented 3.2% of total assets at June 30, 2026. Non-performing loans at June 30, 2026 included one construction loan for a catering hall that is 99% complete, with a balance of $10.9 million and a loan to value ratio of 45%. Based on the well-secured nature of the loan, there was no associated specific reserve at June 30, 2026. The Company has commenced legal action to foreclose on the property, which is ongoing. Non-performing loans also included two commercial real estate loans totaling $12.5 million that had previously been 60 days delinquent.  We did not record any specific reserves or charge-offs for our nonaccrual loans.

The Company’s allowance for credit losses was 0.40% of total loans and 9.29% of non-performing loans at June 30, 2026 compared to 0.39% of total loans and 19.29% of non-performing loans at December 31, 2025.  The Bank has limited exposure to commercial real estate loans secured by office space. The Company did not record any charge-offs for the three and six months ended June 30, 2026 or 2025.

Total Liabilities. Total liabilities decreased $31.0 million, or 4.1%, to $733.0 million as of June 30, 2026 from $764.0 million as of December 31, 2025, primarily due to a $78.2 million decrease in deposits, offset by a $47.7 million increase in borrowings.

Deposits. Deposits decreased $78.2 million, or 12.0%, to $574.2 million at June 30, 2026 from $652.4 million at December 31, 2025. The decrease in deposits was due to an decrease in certificates of deposit of $91.4 million, or 18.5%, to $402.5 million as of June 30, 2026 from $493.9 million at December 31, 2025,  offset by an increase of $6.5 million, or 9.9%, in NOW accounts to $72.0 million as of June 30, 2026 from $65.5 million at December 31, 2025, an increase in savings accounts of $10.9 million, or 19.9%, to $65.4 million as of June 30, 2026 from $54.6 million at December 31, 2025; a increase in money market deposit accounts of $121,000, or 1.2%, to $10.4 million as of June 30, 2026 from $10.2 million at December 31, 2025 and a $2.3 million, or 8.2%, increase in noninterest bearing accounts to $30.5 million as of June 30, 2026 from $28.2 million at December 31, 2025, The overall changes reflected the Company's efforts to increase core deposit accounts and to decrease certificate of deposits until loan demand and investment rates increase.

At June 30, 2026, municipal deposits totaled $41.3 million, which represented 7.2% of total deposits, and brokered deposits totaled $98.9 million, which represented 17.2% of deposits. At December 31, 2025, municipal deposits totaled $45.1 million, which represented 6.9% of deposits, and brokered deposits totaled $109.7 million, which represented 16.8% of total deposits. At June 30, 2026, uninsured deposits totaled $59.3 million, comprised of 303 account holders, which represented 8.7% of total deposits.

Borrowings. Federal Home Loan Bank of New York borrowings increased $47.7 million, or 51.1%, to $141.0 million at June 30, 2026 from $93.3 million at December 31, 2025.  Long-term advances decreased $33.3 million, while short-term advances increased by $81.0 million. The weighted average rate of borrowings was 4.01% and 4.35% as of June 30, 2026 and December 31, 2025, respectively. Total borrowing capacity at the Federal Home Loan Bank was $236.4 million at June 30, 2026, of which $141.0 million has been advanced and $5.2 million was utilized as collateral for letters of credit issued to secure municipal deposits.  The increase in borrowings was largely attributable to the outflow of deposits during the six months ended June 30, 2026.

Total Equity. Stockholders’ equity increased $1.1 million to $142.0 million, primarily due to net income of $1.5 million and changes in accumulated other comprehensive income of $378,000 and stock-based compensation of $451,000, offset by stock repurchases of $1.3 million. At June 30, 2026, the Company’s ratio of average stockholders’ equity-to-average total assets was 16.20%, compared to 15.13% at December 31, 2025.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:	(unaudited)
Cash and cash equivalents	$9,862	$107	4.33%	$9,976	$106	4.26%
Loans	640,337	7,522	4.71%	697,792	8,292	4.77%
Securities	140,737	1,859	5.28%	141,141	1,946	5.52%
Other interest-earning assets	6,107	101	6.65%	7,085	161	9.09%
Total interest-earning assets	797,043	9,589	4.82%	855,994	10,505	4.92%

Non-interest-earning assets	63,828			65,094
Total assets	$860,871			$921,088
Liabilities and equity:
NOW and money market accounts	$81,501	$466	2.29%	$73,261	$447	2.44%
Savings accounts	60,620	386	2.55%	48,751	249	2.05%
Certificates of deposit (1)	422,701	3,761	3.57%	482,516	4,828	4.01%
Total interest-bearing deposits	564,822	4,613	3.28%	604,528	5,524	3.67%

FHLB advances (1)	110,045	1,136	4.14%	130,277	1,286	3.96%
Total interest-bearing liabilities	674,867	5,749	3.42%	734,805	6,810	3.72%
Non-interest-bearing deposits	31,404			32,076
Other non-interest-bearing liabilities	12,634			15,894
Total liabilities	718,905			782,775

Total equity	141,966			138,313
Total liabilities and equity	$860,871			$921,088
Net interest income		$3,840			$3,695
Interest rate spread (2)			1.40%			1.20%
Net interest margin (3)			1.94%			1.74%
Average interest-earning assets to average interest-bearing liabilities	118.10%			116.49%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the three months ended June 30, 2026 and 2025, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was an increased expense of $44,000 and a reduced expense of $186,000 respectively.

(2)         Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$10,584	$230	4.34%	$13,270	$371	5.58%
Loans	644,096	15,510	4.82%	701,423	16,895	4.82%
Securities	146,787	4,123	5.62%	143,199	3,779	5.28%
Other interest-earning assets	5,841	214	7.34%	7,692	384	9.97%
Total interest-earning assets	807,308	20,077	4.97%	865,584	21,429	4.95%
Non-interest-earning assets	65,807			61,323
Total assets	$873,115			$926,907
Liabilities and equity:
NOW and money market accounts	$82,728	$1,009	2.46%	$76,313	$904	2.39%
Savings accounts	57,882	703	2.45%	47,299	475	2.02%
Certificates of deposit (1)	440,920	7,892	3.61%	483,380	9,908	4.13%
Total interest-bearing deposits	581,530	9,604	3.33%	606,992	11,287	3.75%
FHLB advances (1)	103,589	2,207	4.30%	144,120	2,854	3.99%
Total interest-bearing liabilities	685,119	11,811	3.48%	751,112	14,141	3.80%
Non-interest-bearing deposits	29,917			32,425
Other non-interest-bearing liabilities	16,599			5,420
Total liabilities	731,635			788,957
Total equity	141,480			137,950
Total liabilities and equity	$873,115			$926,907
Net interest income		$8,266			$7,288
Interest rate spread (2)			1.49%			1.15%
Net interest margin (3)			2.06%			1.70%
Average interest-earning assets to average interest-bearing liabilities	117.83%			115.24%

(1)         Cash flow and fair value hedges are used to manage interest rate risk. During the six months ended June 30, 2026 and 2025, the net effect on interest expense on the Federal Home Loan Bank advances and certificates of deposit was an increased expense of $21,000 and a reduced expense of $363,000 respectively.

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

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to			Compared to
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:	(unaudited)
Cash and cash equivalents	$(5)	$6	$1	$(67)	$(74)	$(141)
Loans receivable	(668)	(102)	(770)	(1,385)	—	(1,385)
Securities	(5)	(82)	(87)	96	248	344
Other interest earning assets	(20)	(40)	(60)	(81)	(89)	(170)
Total interest-earning assets	(698)	(218)	(916)	(1,437)	85	(1,352)

Interest expense:
NOW and money market accounts	154	(135)	19	77	28	105
Savings accounts	68	69	137	117	111	228
Certificates of deposit	(566)	(501)	(1,067)	(828)	(1,188)	(2,016)
FHLB advances	(479)	329	(150)	(1,207)	560	(647)
Total interest-bearing liabilities	(822)	(239)	(1,061)	(1,842)	(488)	(2,330)
Net increase in net interest income	$124	$21	$145	$405	$573	$978

Comparison of Operating Results for the Three Months Ended June 30, 2026 and June 30, 2025

General. Net income increased $523,000 to $748,000 for the three months ended June 30, 2026 compared to net income of $224,000 for the three months ended June 30, 2025. This increase was primarily due to an increase of $329,000 in non-interest income, a $145,000 increase in net interest income and a $201,000 decrease in non-interest expenses partially offset by a $152,000 increase in income taxes.

Interest Income. Interest income decreased $916,000, or 8.7%, to $9.6 million for the three months ended June 30, 2026, compared to $10.5 million for the three months ended June 30, 2025.

Interest income on cash and cash equivalents increased $1,000, or 0.9%, to $107,000 for the three months ended June 30, 2026 from $106,000 for the three months ended June 30, 2025 due to a seven basis point increase in the average yield from 4.26% for the three months ended June 30, 2025 to 4.33% for the three months ended June 30, 2026 resulting from a higher short-term interest rate environment. This was offset by a $114,000 decrease in the average balance to $9.9 million for the three months ended June 30, 2026 from $10.0 million for the three months ended June 30, 2025.

Interest income on loans decreased $770,000, or 9.3%, to $7.5 million for the three months ended June 30, 2026 compared to $8.3 million for the three months ended June 30, 2025 due primarily to a $57.5 million decrease in the average balance to $640.3 million for the three months ended  June 30, 2026  from $697.8 million for the three months ended  June 30, 2025 and a six basis point decrease in the average yield from 4.77% for the three months ended June 30, 2025 to 4.71% for the three months ended  June 30, 2026.

Interest income on securities decreased $87,000, or 4.5%, to $1.9 million for the three months ended June 30, 2026, primarily due to a 24-basis point decrease in the average yield from 5.52% for the three months ended June 30, 2025, to 5.28% for the three months ended June 30, 2026.  The decrease was also due to a $404,000 decrease in the average balance to $140.7 million for the three months ended June 30, 2026, from $141.1 million for the three months ended June 30, 2025.

Interest Expense. Interest expense decreased $1.1 million, or 15.6%, from $6.8 million for the three months ended June 30, 2025 to $5.7 million for the three months ended June 30, 2026, due to lower average balances of certificates of deposits and borrowings and decreased cost of certificates of deposits.  During the three months ended June 30, 2026, the use of hedges increased the interest expense on the FHLB advances and brokered deposits by $37,000. At June 30, 2026, cash flow hedges used to manage interest rate risk had a notional value of $67.5 million, while fair value hedges totaled $30.0 million in notional value.

Interest expense on interest-bearing deposits decreased $910,000, or 16.5%, to $4.6 million for the three months ended June 30, 2026 from $5.5 million for the three months ended June 30, 2025. The decrease was due to a 39 basis point decrease in the average cost of deposits to 3.28% for the three months ended June 30, 2026 from 3.67% for the three months ended June 30, 2025. The decrease in the average cost of deposits was due to the lower interest rate environment and a decrease in the rate paid on certificates of deposit offset by an increase in the rate paid on savings accounts. The rates on certificates of deposit decreased 44 basis points to 3.57% for the three months ended June 30, 2026 from 4.01% for the three months ended June 30, 2025 and the average balances of certificates of deposit decreased $59.8 million to $422.7 million for the three months ended June 30, 2026 from $482.5 million for the three months ended June 30, 2025. The average balance of NOW/money market accounts and savings accounts increased $8.2 million and $11.9 million for the three months ended June 30, 2026, respectively, compared to the three months ended June 30, 2025.

Interest expense on FHLB advances decreased $151,000, or 11.7%, from $1.3 million for the three months ended June 30, 2025 to $1.1 million for the three months ended June 30, 2026. The decrease was primarily due to a decrease in the average balance of $20.2 million to $110.0 million for the three months ended June 30, 2026 from $130.3 million for the three months ended June 30, 2025.  The decrease was offset by an increase in the average cost of borrowings of 18 basis points to 4.14% for the three months ended June 30, 2026 from 3.96% for the three months ended June 30, 2025 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $145,000, or 3.9%, to $3.8 million for the three months ended June 30, 2026 from $3.7 million for the three months ended June 30, 2025.  The increase reflected a 20 basis point increase in our net interest rate spread to 1.40% for the three months ended June 30, 2026 from 1.20% for the three months ended June 30, 2025. Our net interest margin increased 20 basis points to 1.94% for the three months ended June 30, 2026 from 1.74% for the three months ended June 30, 2025.

Provision for Credit Losses. We recorded no provision for credit losses for the three months ended June 30, 2026 and June 30, 2025. The lack of a provision reflects a decrease in loans and the absence of any charge-offs. Further the increase in non-performing loans were loans that were impaired with adequate collateral and required no additional provisions.

Non-Interest Income. Non-interest income increased $329,000, or 99.2%, to $661,000 for the three months ended June 30, 2026 from $332,000 for the three months ended June 30, 2025 due to a $300,000 collection on an insurance claim from a previous year fraud loss.

Non-Interest Expense. For the three months ended June 30, 2026, non-interest expense decreased $200,000, or 5.2%, compared to the same period ended June 30, 2025. Salaries and employee benefits decreased $75,000, or 3.7%, due to lower headcount. FDIC insurance premiums decreased $18,000, or 16.9%, due to lower deposit balances in 2026. Data processing expense increased $13,000, or 4.3%, due to higher processing costs. Director fees decreased $44,000, or 25.9%, due to fewer members on the board. The increase in advertising expense of $23,000, or 140.6%, was due to increased promotions for branch locations and more promotions on deposit and loan products. Professional fees decreased $125,000, or 33.6%, due to lower legal costs in 2026.

Income Tax Expense. Income tax expense increased $151,000 to an expense of $99,000 for the three months ended June 30, 2026 from a $53,000 benefit for the three months ended June 30, 2025. The increase was due to an increase of $674,000 in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and June 30, 2025

General. Net income increased $498,000 to $1.5 million for the six months ended June 30, 2026 from net income of $955,000 for the six months ended June 30, 2025. This increase was primarily due to an increase of $978,000 in net interest income and a decrease of $280,000 in non-interest expense, partially offset by a decrease of $239,000 in non-interest income, an increase of $130,000 in the provision for credit losses and an increase of $391,000 in income taxes.

Interest Income. Interest income decreased $1.4 million, or 6.3%, to $20.1 million for the six months ended June 30, 2026 compared to $21.4 million for the six months ended June 30, 2025.

Interest income on cash and cash equivalents decreased $141,000, or 38.0%, to $230,000 for the six months ended June 30, 2026 from $371,000 for the six months ended June 30, 2025 due to a $2.7 million decrease in the average balance to $10.6 million for the six months ended June 30, 2026 from $13.3 million for the six months ended June 30, 2025, reflecting a decrease in deposits and a reduction of borrowings.  The decrease was also due to a 124 basis point decrease in the average yield from 5.58% for the six months ended June 30, 2025 to 4.34% for the six months ended June 30, 2026 resulting from the lower interest rate environment.

Interest income on loans decreased $1.4 million, or 8.2%, to $15.5 million for the six months ended June 30, 2026 compared to $16.9 million for the six months ended June 30, 2025, due to a $57.3 million decrease in the average balance to $644.1 million for the six months ended June 30, 2026 from $701.4 million for the six months ended June 30, 2025.

Interest income on securities increased $344,000, or 9.1%, to $4.1 million for the six months ended June 30, 2026, from $3.8 million for the six months ended June 30, 2025, primarily due to a 34 basis point increase in the average yield from 5.28% for the six months ended June 30, 2025, to 5.62% for the six months ended June 30, 2026.  The increase was also due to a $3.6 million increase in the average balance to $146.8 million for the six months ended June 30, 2026, from $143.2 million for the six months ended June 30, 2025.

Interest Expense. Interest expense decreased $2.3 million, or 16.5%, from $14.1 million for the six months ended June 30, 2025 to $11.8 million for the six months ended June 30, 2026, due to lower averages balances of certificates of deposits and borrowing and the lower costs of certificates of deposits.  During the six months ended June 30, 2026, the use of hedges increased the interest expense on FHLB advances and brokered deposits by $21,000. At June 30, 2026, cash flow hedges used to manage interest rate risk had a notional value of $67.5 million, while fair value hedges totaled $30.0 million in notional value.

Interest expense on interest-bearing deposits decreased $1.7 million, or 14.9%, to $9.6 million for the six months ended June 30, 2026 from $11.3 million for the six months ended June 30, 2025. The decrease was due to a 42 basis point decrease in the average cost of deposits to 3.33% for the six months ended June 30, 2026 from 3.75% for the six months ended June 30, 2025. The decrease in the average cost of deposits was due to the lower interest rate environment and a decrease in the rate paid on certificates of deposit offset by an increase in the rate paid on transactional accounts. The rates on certificates of deposit decreased 52 basis points to 3.61% for the six months ended June 30, 2026 from 4.13% for the six months ended June 30, 2025 and the average balances of certificates of deposit decreased $42.5 million to $440.9 million for the six months ended June 30, 2026 from $483.4 million for the six months ended June 30, 2025. The average balance of NOW/money market accounts and savings accounts increased $6.4 million and $10.6 million for the six months ended June 30, 2026, respectively, compared to the six months ended June 30, 2025.

Interest expense on FHLB advances decreased $647,000, or 22.7%, from $2.9 million for the six months ended June 30, 2025 to $2.2 million for the six months ended June 30, 2026. The decrease was primarily due to a decrease in the average balance of $40.5 million to $103.6 million for the six months ended June 30, 2026 from $144.1 million for the six months ended June 30, 2025.  The decrease was offset by an increase in the average cost of borrowings of 31 basis points to 4.30% for the six months ended June 30, 2026 from 3.99% for the six months ended June 30, 2025 due to the new borrowings being shorter durations at higher rates.

Net Interest Income. Net interest income increased $978,000, or 13.4%, to $8.3 million for the six months ended June 30, 2026 from $7.3 million for the six months ended June 30, 2025.  The increase reflected a 34 basis point increase in our net interest rate spread to 1.49% for the six months ended June 30, 2026 from 1.15% for the six months ended June 30, 2025. Our net interest margin increased 36 basis points to 2.06% for the six months ended June 30, 2026 from 1.70% for the six months ended June 30, 2025.

Provision for Credit Losses. We recorded a $50,000 provision for credit losses for the six months ended June 30, 2026 compared to an $80,000 recovery for credit losses for the six months ended June 30, 2025 due to higher delinquent commercial loan balances, offset by a decrease in loans and the absence of any charge-offs.

Non-Interest Income. Non-interest income decreased $239,000, or 19.6%, to $982,000 for the six months ended June 30, 2026 from $1.2 million for the six months ended June 30, 2025 due to a death benefit received related to a former employee last year of $564,000, offset by $300,000 collection on an insurance claim during 2026 related to a previous year fraud loss.

Non-Interest Expense. For the six months ended June 30, 2026, non-interest expense decreased $280,000, or 3.6%, compared to the comparable June 30, 2025 period. Salaries and employee benefits decreased $103,000, or 2.5%, due to lower headcount. FDIC insurance premiums decreased $25,000, or 11.9%, due to lower deposit balances in 2026. Data processing expense decreased $32,000, or 5.1%, due to lower processing costs. Director fees decreased $65,000, or 19.7%, due to fewer members on the board. The decrease in advertising expense of $31,000, or 25.5%, was due to reduced promotions for branch locations and less promotions on deposit and loan products. Professional fees decreased $82,000, or 14.3%, due to lower legal costs in 2026 associated with a construction loan foreclosure in 2025. Occupancy and equipment increased $31,000, or 2.4%, due to higher snow removal costs in 2026.

Income Tax Expense. Income tax expense increased $391,000 to an expense of $311,000 for the six months ended June 30, 2026 from an $81,000 benefit for the six months ended June 30, 2025. The increase was due to an increase of $1.4 million in pre-tax income.

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

The following table presents the estimated changes in our net portfolio value that would result from changes in market interest rates as of June 30, 2026. All estimated changes presented in the table are within the policy limits approved by the board of directors.

				NPV as Percent of Portfolio
	NPV			Value of Assets
	(Dollars in thousands)
Basis Point (“bp”) Change in	Dollar	Dollar	Percent
Interest Rates	Amount	Change	Change	NPV Ratio	Change
400 bp	$93,262	$(46,240)	(33.15)%	11.68%	(27.60)%
300 bp	104,626	(34,876)	(25.00)	12.85	(20.38)
200 bp	115,775	(23,727)	(17.01)	13.94	(13.61)
100 bp	127,634	(11,868)	(8.51)	15.06	(6.65)
—	139,502	—	—	16.13	—
(100) bp	151,194	11,692	8.38	17.14	6.23
(200) bp	161,401	21,899	15.70	17.96	11.29
(300) bp	169,858	30,356	21.76	18.57	15.11
(400) bp	178,005	38,503	27.60	19.15	18.71

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

As of June 30, 2026, net interest income simulation results indicated that its exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

Changes in Interest Rates	Change in Net Interest Income Year One
(basis points)(1)	(% change from year one base)
400	(31.90)%
300	(23.80)
200	(15.70)
100	(7.80)
—	—
(100)	7.74
(200)	14.00
(300)	17.50
(400)	12.90

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from calls, maturities and sales of securities and sales of loans. We also borrow from the Federal Home Loan Bank of New York. At June 30, 2026, we had the ability to borrow up to $236.4 million, of which $141.0 million was outstanding and $5.2 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2026, we had $54.0 million in unsecured lines of credit with four correspondent banks with no outstanding balance.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had ample sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and loan and security sales are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2026, cash and cash equivalents totaled $29.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $140.4 million at June 30, 2026.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2026 totaled $337.8 million, or 56.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. At June 30, 2026, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, as modified in April 2020, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank's Tier 1 “equity capital to average total consolidated assets) for financial institutions with less than $10 billion. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the capital requirements to be considered "well capitalized” under Prompt Corrective Action statutes. As of June 30, 2026, the Bank reported as a qualifying community bank with a ratio of 16.39%.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026.  Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the three months ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

At June 30, 2026, the Company was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, the outcome of which would not be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchase of Equity Securities

On August 12, 2025, the Company announced it had received regulatory approval for the repurchase of up to 237,590 shares of its common stock, or approximately 5% of its then outstanding common stock (excluding shares held by Bogota Financial, MHC). The repurchase program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time. As of June 30, 2026, 230,544 shares have been repurchased pursuant to the program at a cost of $2.0 million.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the second quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	42,326	$8.61	42,326	104,278
May 1 - 31, 2026	52,953	8.50	52,953	51,325
June 1 - 30, 2026	44,279	8.94	44,279	7,046
Total	139,558	$8.67	139,558	7,046

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.         Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of May 31, 2026, by and among Bogota Financial, MHC, Bogota Financial Corp., Bogota Savings Bank and GSL Savings Bank (incorporated by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K. as file with the Securities and Exchange Commission on June1, 2026 (Commission File No. 001-39180))

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

4.1	Form of Common Stock Certificate of Bogota Financial Corp. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-233680))

10.1	Employments Agreement dated May 31, 2026, by and between Bogota Savings Bank and Frank Giancola (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as file with the Securities and Exchange Commission on June 1, 2026 (Commission File Nol 001-39180))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the periods ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGOTA FINANCIAL CORP.

Date: August 13, 2026	/s/ Kevin Pace
Kevin Pace
President and Chief Executive Officer

Date: August 13, 2026	/s/ Brian McCourt
Brian McCourt
Executive Vice President and Chief Financial Officer